Form 10-Q
period 2020-09-30
PMV Pharmaceuticals, Inc.
filed 2020-11-13
CIK 1699382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-39539

PMV PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-3218129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8 Clarke Drive, Suite 3 Cranbury, NJ	08512
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (609) 642-6670

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.00001	PMVP	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of November 1, 2020, the registrant had 44,773,748 shares of common stock, $0.00001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this quarterly report on Form10-Q, including statements regarding our future results of operations and financial position, business strategy, development plans, planned preclinical studies and clinical trials, future results of clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this quarterly report on Form 10-Q include, but are not limited to, statements about:

•	our financial performance;
•	the sufficiency of our existing cash, cash equivalents and short-term marketable securities to fund our future operating expenses and capital expenditure requirements;
•	our need to raise additional funding before we can expect to generate any revenues from product sales;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	our anticipated use of our existing cash, cash equivalents and short-term marketable securities and the proceeds from this offering;
•	the implementation of our strategic plans for our business and product candidates;
•	the size of the market opportunity for our product candidates and our ability to maximize those opportunities;
•

the initiation, timing, progress and results of our research and development programs, preclinical studies, any clinical trials and, investigational new drug application (“IND”) and other regulatory submissions;

•	the beneficial characteristics, safety, efficacy and therapeutic effects of our product candidates;
•	our estimates of the number of patients expected to have certain p53 mutants and the number of patients that will enroll in our clinical trials;
•	the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other favorable results;
•	our plans relating to the clinical development of our product candidates, including the disease areas to be evaluated;
•	the timing, progress and focus of our clinical trials, and the reporting of data from those trials;
•	our ability to obtain and maintain regulatory approval of our product candidates;
•	our plans relating to commercializing our product candidates, if approved;
•	the expected benefits of potential future strategic collaborations with third parties and our ability to attract collaborators with development, regulatory and commercialization expertise;
•	the success of competing therapies that are or may become available;
•	the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations, such as orphan drug designation, for our product candidates;
•	our plans relating to the further development and manufacturing of our product candidates, including for additional indications that we may pursue;
•	existing regulations and regulatory developments in the United States and other jurisdictions;
•	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available;
•	our plan to rely on third parties to conduct and support preclinical and clinical development;
•	our ability to retain the continued service of our key personnel and to identify, hire and then retain additional qualified personnel;
•	the impact of the ongoing COVID-19 pandemic or other related disruptions on our business; and
•	our expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this quarterly report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this quarterly report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this quarterly report on Form 10-Q, and while we believe such

i

information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

ii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited).

PMV Pharmaceuticals, Inc.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	September 30, 2020 (unaudited)	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$373,150	$73,278
Short-term marketable securities	—	28,208
Prepaid expenses and other current assets	522	607
Total current assets	373,672	102,093
Property and equipment, net	573	739
Other assets	201	201
Total assets	$374,446	$103,033
Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$548	$2,837
Accrued expenses	4,928	1,686
Total current liabilities	5,476	4,523
Other liabilities	—	51
Total liabilities	5,476	4,574
Convertible preferred stock, accumulated liquidation value of $0 and $169,385 at September 30, 2020 (unaudited) and December 31, 2019, respectively	—	168,933
Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value, 5,000,000 and no shares authorized at September 30, 2020 (unaudited) and December 31, 2019, respectively, no shares issued or outstanding at September 30, 2020 (unaudited) and December 31, 2019, respectively.	—	—
Common stock, $0.00001 par value, 1,000,000,000 and 33,250,829 shares authorized; 44,773,748 and 3,046,200 shares issued and outstanding at September 30, 2020 (unaudited) and December 31, 2019, respectively	—	—
Additional paid-in capital	468,396	4,969
Accumulated deficit	(99,426)	(75,440)
Accumulated other comprehensive loss	—	(3)
Total stockholders’ equity (deficit)	368,970	(70,474)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$374,446	$103,033

The accompanying notes are an integral part of these condensed financial statements.

PMV Pharmaceuticals, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$5,992	$4,895	$17,752	$15,060
General and administrative	2,709	1,545	6,689	4,222
Total operating expenses	8,701	6,440	24,441	19,282
Loss from operations	(8,701)	(6,440)	(24,441)	(19,282)
Other (expense) income:
Interest income, net	40	272	603	985
Other expense	(100)	—	(143)	—
Total other (expense) income	(60)	272	460	985
Loss before provision for income taxes	(8,761)	(6,168)	(23,981)	(18,297)
Provision for income taxes	3	7	5	8
Net loss	(8,764)	(6,175)	(23,986)	(18,305)
Unrealized (loss) gains on marketable securities, net of tax	(5)	(2)	3	14
Comprehensive loss	$(8,769)	$(6,177)	$(23,983)	$(18,291)
Net loss per share -- basic and diluted	$(1.46)	$(2.03)	$(5.93)	$(6.04)
Weighted-average common shares outstanding	6,022,457	3,046,200	4,045,527	3,031,416

The accompanying notes are an integral part of these condensed financial statements.

PMV Pharmaceuticals, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(unaudited)

(in thousands, except share amounts)

						Accumulated		Total
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2018	17,396,640	$107,228	3,012,284	$—	3,961	$(13)	$(50,088)	$(46,140)
Stock-based compensation expense	—	—	—	—	207	—	—	207
Net loss	—	—	—	—	—	—	(6,003)	(6,003)
Unrealized gain on available for sale investments	—	—	—	—	—	16	—	16
Balance at March 31, 2019	17,396,640	$107,228	3,012,284	$—	4,168	$3	$(56,091)	$(51,920)
Exercise of stock options	—	—	33,916	—	100	—	—	100
Stock-based compensation expense	—	—	—	—	223	—	—	223
Net loss	—	—	—	—	—	—	(6,127)	(6,127)
Balance at June 30, 2019	17,396,640	$107,228	3,046,200	$—	4,491	$3	$(62,218)	$(57,724)
Stock-based compensation expense	—	—	—	—	239	—	—	239
Net loss	—	—	—	—	—	—	(6,175)	(6,175)
Unrealized loss on available for sale investments	—	—	—	—	—	(2)	—	(2)
Balance at September 30, 2019	17,396,640	$107,228	3,046,200	$—	4,730	$1	$(68,393)	$(63,662)

						Accumulated		Total
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2019	22,866,246	$168,933	3,046,200	$—	4,969	$(3)	$(75,440)	$(70,474)
Stock-based compensation expense	—	—	—	—	296	—	—	296
Net loss	—	—	—	—	—	—	(7,255)	(7,255)
Unrealized loss on available for sale investments	—	—	—	—	—	(80)	—	(80)
Balance at March 31, 2020	22,866,246	$168,933	3,046,200	$—	5,265	$(83)	$(82,695)	$(77,513)
Stock-based compensation expense	—	—	—	—	383	—	—	383
Net loss	—	—	—	—	—	—	(7,967)	(7,967)
Unrealized gain on available for sale investments	—	—	—	—	—	88	—	88
Balance at June 30, 2020	22,866,246	$168,933	3,046,200	$—	5,648	$5	$(90,662)	$(85,009)
Issuance of Series D convertible preferred stock, net of issuance costs of $210	5,321,864	69,790	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock	(28,188,110)	(238,723)	28,188,110	—	238,723	—	—	238,723
Exercise of warrants	—	—	9,688	—	194	—	—	194
Issuance of common stock, net of issuance costs of $20,374	—	—	13,529,750	—	223,161	—	—	223,161
Stock-based compensation expense	—	—	—	—	670	—	—	670
Net loss	—	—	—	—	—	—	(8,764)	(8,764)
Unrealized loss on available for sale investments	—	—	—	—	—	(5)	—	(5)
Balance at September 30, 2020	—	$—	44,773,748	$—	468,396	$—	$(99,426)	$368,970

The accompanying notes are an integral part of these condensed financial statements.

PMV Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(23,986)	$(18,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,349	669
Depreciation	257	293
Amortization of premiums on marketable securities	152	22
Other	144	—
Change in operating assets and liabilities:
Prepaid expenses and other assets	85	(53)
Accounts payable	(2,825)	(284)
Accrued expenses	2,397	720
Net cash used in operating activities	(22,427)	(16,938)
Cash flows from investing activities:
Purchase of property and equipment	(91)	(109)
Purchase of marketable securities	(14,512)	(18,330)
Maturities of marketable securities	42,571	40,224
Net cash provided by investing activities	27,968	21,785
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net	69,790	—
Proceeds from the issuance of common stock, net	224,541	—
Proceeds from exercise of stock options	—	100
Net cash provided by financing activities	294,331	100
Net increase in cash and cash equivalents	299,872	4,947
Cash and cash equivalents
Cash and cash equivalents - beginning of period	73,278	30,307
Cash and cash equivalents - end of period	$373,150	$35,254
Supplemental disclosures of noncash financing activities
Conversion of convertible preferred stock to common stock	$238,723	$—
Conversion of warrant liability to common stock	$194	$—
Unpaid offering costs	$1,380	$—
Supplemental disclosures of cash flow information
Cash paid for income tax	$5	$8

The accompanying notes are an integral part of these condensed financial statements.

PMV Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

1. Formation and Business of the Company

Organization

PMV Pharmaceuticals, Inc. (the “Company”) was incorporated in the state of Delaware in March 2013. Since inception, the Company has devoted substantially all of its time and efforts to performing research and development activities and raising capital. The Company is a precision oncology company pioneering the discovery and development of small molecule, tumor-agnostic therapies targeting p53 mutations. The Company’s headquarters are located in Cranbury, New Jersey.

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry including, but not limited to, technical risks associated with the successful research, development and manufacturing of product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Current and future programs will require significant research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

On September 25, 2020, the Company completed an initial public offering (the “IPO”) of 13,529,750 shares of common stock, at a public offering price of $18.00 per share including the exercise in full by the underwriters of their option to purchase up to 1,764,750 additional shares of commons stock, for aggregate gross proceeds of $243,536 and its shares started trading on The Nasdaq Global Select Market under the ticker symbol “PMVP.”  The Company received $223,161 in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by the Company.  In connection with the closing of the IPO, all of the Company’s outstanding shares of convertible preferred stock outstanding at the time of the IPO automatically converted into 28,188,110 shares of common stock. On September 18, 2020, the Company amended its certificate of incorporation to effect a 5.2651-for-1 reverse stock split of its issued and outstanding common and convertible preferred stock. The accompanying condensed financial statements and related notes give retroactive effect to the reverse stock split for all periods presented.

The Company has incurred net losses and negative cash flows from operations since its inception. During the nine months ended September 30, 2020, the Company incurred a net loss of $23,986 and used $22,427 of cash for operations. At September 30, 2020, the Company had an accumulated deficit of $99,426. Cash and cash equivalents at September 30, 2020 were $373,150. Management expects to incur substantial additional operating losses for the next several years and will need to obtain additional debt or equity financings in order to complete development of its products, obtain regulatory approvals, launch and commercialize its products and continue research and development programs. The Company believes it has adequate cash and cash equivalents to operate for at least the next twelve months from the date of issuance of these unaudited condensed financial statements.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2019, included in the Company’s final prospectus that forms part of the Company’s Registration Statement on Form S-1 (Reg. No. 333-248627), dated September 24, 2020 and filed with the SEC pursuant to Rule 424(b)(4) on September 25, 2020. Since the date of those financial statements, there have been no changes to its significant accounting policies except as noted below.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the interim period reporting requirements of Form 10-Q and Article 10 of Regulation S-X. The condensed balance sheet as of September 30, 2020, the condensed statements of operations and comprehensive loss, and condensed statements of convertible preferred stock and stockholders’ (deficit) equity for the three and nine months ended September 30, 2020 and 2019, and the condensed statements of cash flows for the nine months ended September 30, 2020 and 2019 are unaudited, but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The results for any interim

PMV Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

period are not necessarily indicative of results for the year ending December 31, 2020 or for any other subsequent interim period.  The condensed balance sheet at December 31, 2019 has been derived from our audited financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the fair values of common stock, convertible preferred stock and stock-based compensation. Actual results could differ materially from those estimates.

Reverse Stock Split

In September 2020, the Company’s board of directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 5.2651-for-1 reverse stock split of the Company’s common stock and convertible preferred stock, which was effected on September 18, 2020. The par value of the common stock and convertible preferred stock were not adjusted as a result of the reverse stock split. Accordingly, all common stock, convertible preferred stock, stock options, and related per share amounts in these condensed financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

Cash, Cash Equivalents and Marketable Securities

Management considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

The Company’s marketable debt securities have been classified and accounted for as available-for-sale. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term. The Company’s marketable debt securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive loss in stockholders’ deficit. Premiums and discounts on marketable debt securities are amortized into earnings over the life of the security. For the three months ended September 30, 2020 and 2019, the Company recorded $6 and $13 of amortization, respectively.  For the nine months ended September 30, 2020 and 2019, the Company recorded $152 and $22 of amortization, respectively.

Comprehensive Loss

The Company presents comprehensive loss in a single statement within its financial statements.  Other comprehensive loss consists of unrealized gains and losses on marketable securities, net of tax.

Recently Issued and Adopted Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-07, Compensation – Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. The pronouncement is effective for the Company in the annual period beginning after December 15, 2019, and early adoption is permitted. The Company adopted this guidance on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s financial statements.

PMV Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

Recently Issued Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”) requiring lessees to recognize operating and financing lease liabilities on the balance sheet, as well as corresponding right-of-use assets. The new lease standard also makes some changes to lessor accounting and aligns key aspects of the lessor accounting model with the revenue recognition standard. In addition, disclosures will be required to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

The Company has elected, as an emerging growth company (“EGC”), to employ extended transition provisions provided to EGC’s by using nonpublic business entity adoption dates for new or revised accounting standards, so long as the issuer maintains its status as an EGC. The Company expects to retain its status as an EGC through December 31, 2022, and therefore expects to adopt ASU 2016-02 for the annual period ended December 31, 2022, with the provisions of the new standard reflected in quarterly periods thereafter. The Company is currently evaluating the impact of this accounting standard update on its financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes. The new guidance simplifies the accounting for income taxes by removing several exceptions in the current standard and adding guidance to reduce complexity in certain areas, such as requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The new standard is effective for interim and annual reporting periods beginning after December 15, 2020 for all public entities, with early adoption permitted. The Company is currently assessing the impact that adopting this standard will have on its financial statements.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and marketable securities. Cash and cash equivalents includes a checking account held at one financial institution. At times, such deposits may be in excess of insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company’s marketable debt securities are carried at fair value with unrealized gains and losses. Any investments with unrealized losses are considered to be temporarily impaired.

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, rapid technological change, uncertainty of market acceptance of the product, competition from substitute products and larger companies, protection of proprietary technology, any future strategic relationships and dependence on key individuals.

Products developed by the Company require clearances from the U.S. Food and Drug Administration or other international regulatory agencies prior to commercial sales. There can be no assurance the Company’s product candidates will receive the necessary clearances. If the Company is denied clearance, clearance is delayed or it is unable to maintain clearance, it could have a materially adverse impact on the Company.

In January 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a “Public Health Emergency of International Concern,” which continues to spread throughout the world and has adversely impacted global commercial activity and contributed to significant declines and volatility in financial markets. The COVID-19 outbreak and government responses are creating disruption in global supply chains and adversely impacting many industries. The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The Company continues to monitor the impact of the COVID-19 outbreak closely. The extent to which the COVID-19 outbreak will impact its operations or financial results is uncertain.

PMV Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

3. Financial Instruments and Fair Value Measurements

The Company’s financial instruments consist of money market funds, U.S. government debt securities and corporate debt securities. The following tables show the Company’s cash equivalents and available-for-sale securities’ carrying amounts and fair values at September 30, 2020 and December 31, 2019:

	As of September 30, 2020 (unaudited)
	Carrying Amount	Fair Value	Quoted priced in active markets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets
Money market funds	$46,159	$46,159	$46,159	$—	$—
Corporate debt securities	95,004	95,004	—	95,004	—
Total assets	$141,163	$141,163	$46,159	$95,004	$—

	As of December 31, 2019
	Carrying Amount	Fair Value	Quoted Priced in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$1,680	$1,680	$1,680	$—	$—
Corporate debt securities	97,819	97,816	—	97,816	—
Total assets	$99,499	$99,496	$1,680	$97,816	$—

Cash Equivalents — Cash equivalents of $141.2 million as of September 30, 2020 consisted of money market funds of $46.2 million and corporate debt securities of $95.0 million. Cash equivalents of $71.3 million as of December 31, 2019 consisted of money market funds of $1.7 million and corporate debt securities of $69.6 million. Money market funds are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets, whereas corporate debt securities are classified within level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are observable for the asset or liability either directly or indirectly.

Marketable Securities — Marketable securities of $28.2 million as December 31, 2019 consisted of corporate debt securities classified within level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are observable for the asset or liability either directly or indirectly. There were no marketable securities as of September 30, 2020.

4. Property and Equipment, Net

	September 30, 2020 (unaudited)	December 31, 2019
Machinery & equipment	$1,989	$1,898
Computers	8	8
Furniture & fixtures	9	9
Leasehold improvements	67	67
Total property and equipment	2,073	1,982
Less: Accumulated depreciation	(1,500)	(1,243)
Property and equipment, net	$573	$739

PMV Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

Depreciation expense for the three months ended September 30, 2020 and 2019 was $75 and $106, respectively. Depreciation expense for the nine months ended September 30, 2020 and 2019 was $257 and $293, respectively.

5. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2020 (unaudited)	December 31, 2019
Accrued compensation	$2,105	$1,648
Accrued legal and professional services	1,090	—
Accrued research and development costs	1,631	—
Other accrued liabilities	102	38
Total	$4,928	$1,686

6. Commitments and Contingencies

The Company leases office and laboratory space in Cranbury, New Jersey, South Brunswick, New Jersey, and Lexington, Massachusetts.  At September 30, 2020, the minimum lease payments under these leases are as follows:

2020 (excluding the nine months ended September 30, 2020)	$120
2021	479
2022	252
2023	4
Thereafter	—
Total future minimum lease payments	$855

Rent expense recorded during the three months ended September 30, 2020 and 2019 are $118 and $166, respectively.  Rent expense recorded during the nine months ended September 30, 2020 and 2019 are $444 and $448, respectively.

At September 30, 2020, there were no purchase commitments with third-party suppliers.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities.  The Company accrues a liability for such matters when future expenditures are probable and such expenditures can be reasonably estimated.

7. Stockholders’ Equity

The Company is authorized to issue up to 1,000,000,000 shares of common stock with a par value of $0.00001 per share and 5,000,000 shares of preferred stock with a par value of $0.00001 per share. At September 30, 2020 and December 31, 2019, there were 44,773,748 and 3,046,200 shares of common stock issued and outstanding, respectively, and no shares of preferred stock issued and outstanding.

In July 2020, the Company issued 5,321,864 shares of Series D Preferred Stock at a price of $13.1533 per share, resulting in gross proceeds of $70,000. In connection with the IPO on September 25, 2020, all of the Company’s convertible preferred stock, including Series D Preferred Stock, outstanding at the time of the IPO automatically converted into an aggregate of 28,188,110 shares of common stock.

Common stockholders are entitled to receive dividends if and when declared by the board of directors subject to the rights of any preferred stockholders.  As of September 30, 2020, no dividends on common stock had been declared by the Company.

PMV Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

8. Stock Plan

2020 Equity Incentive Plan

The 2020 Equity Incentive Plan (the “2020 Plan”) was approved by the board of directors on September 24, 2020.  The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2020 Plan is 4,406,374, which shall be cumulatively increased on January 1, 2021 and each January 1 thereafter by 5% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31.  No shares are issued or outstanding under the 2020 Plan.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was approved by the board of directors on September 24, 2020.  A total of 400,572 shares of common stock were initially reserved for issuance under this plan, which shall be increased on January 1, 2021 to the lesser of (i) 801,504 shares of common stock, (ii) 1% of the outstanding shares of common stock on the last day of the immediately preceding Fiscal Year, or (iii) an amount determined by the Administrator no later than the last day of the immediately preceding Fiscal Year.  No shares are issued or outstanding under the 2020 ESPP.

2013 Equity Incentive Plan

In 2013, the Company adopted the 2013 Stock Plan (the “2013 Plan”). On September 24, 2020, this plan was replaced by the 2020 Plan, and future issuances of incentive instruments will be governed by that plan.

Stock-Based Compensation

This table summarizes option activity for the nine-month period ended September 30, 2020:

		Options Outstanding
				Weighted-
			Weighted	Average	Aggregate
	Shares		Average	Remaining	Intrinsic
	Available	Number of	Exercise	Contractual Life	Value
	for Grant	Options	Price	(in years)	(in 000s)
Balances, December 31, 2019	1,530,523	2,767,868	$2.05	7.08	$5,048
Shares reserved for issuance	—	—
Options granted	(1,341,005)	1,341,005	$4.49
Options forfeited / cancelled	48,324	(48,324)	$1.89
Options exercised	—	—
Balances, September 30, 2020 (unaudited)	237,842	4,060,549	$2.87	7.36	$132,485

At September 30, 2020
Vested		2,355,357	$1.96	6.21	$79,005
Exercisable		2,485,843	$2.01	6.26	$83,248

At September 30, 2020, the total compensation cost related to nonvested awards not yet recognized is $4,312. The weighted-average period over which the nonvested awards is expected to be recognized is 3.0 years.

During the year ended December 31, 2018, the Company granted 119,012 stock options at a grant-date fair value of $2.58 per share to an executive that begins vesting only upon the attainment of certain liquidity events. With the completion of the IPO on September 25, 2020, the performance condition was satisfied.  The compensation cost associated with this award of $305 will be recognized ratably over the four-year vesting period commencing on September 25, 2020.

The Company estimated the fair value of the options using the Black-Scholes options valuation model. The fair value of the options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value was estimated using the following assumptions:

PMV Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2020	2019
Risk-free interest rate	0.31% - 1.51%	1.49% - 2.51%
Expected life (in years)	4.92 - 6.40	5.27 - 6.37
Dividend yield	0%	0%
Expected volatility	70.70% - 74.30%	72.07% - 72.69%

Expected Term: The Company uses the simplified method to calculate expected term described in the SEC’s Staff Accounting Bulletin No. 107, which takes into account vesting term and expiration date of the options.

Volatility: Volatility is based on an average of the historical volatilities of comparable publicly traded companies for the expected term.

Risk Free Interest Rate: The risk-free rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding with the expected term of the option.

Dividend Yield: The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and therefore, used an expected dividend yield of zero in the valuation model.

Stock-based compensation expense recorded under ASC 718 (and under ASC 718 and ASC 505 in 2019, prior to the adoption of ASU 2018-07) related to stock options granted was allocated to research and development and general and administrative expense as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Research and development	$288	$82	$607	$210
General and administrative	382	157	742	459
Total stock-based compensation	$670	$239	$1,349	$669

9. Income Taxes

During the nine months ended September 30, 2020 and 2019, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

10. Net Loss per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their antidilutive effect:

	For the Nine Months Ended
	September 30, 2020 (unaudited)	September 30, 2019 (unaudited)
Convertible preferred stock (as converted)	—	17,396,640
Warrants to purchase common stock	—	10,800
Common stock options issued and outstanding	4,060,549	2,792,558
Total	4,060,549	20,199,998

PMV Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

Neither the Company’s convertible preferred stock nor restricted stock subject to future vesting participates in losses.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020 (unaudited)	September 30, 2019 (unaudited)	September 30, 2020 (unaudited)	September 30, 2019 (unaudited)
Net loss	$(8,764)	$(6,175)	$(23,986)	$(18,305)
Weighted-average number of shares - basic and diluted	6,022,457	3,046,200	4,045,527	3,031,416
Net loss per share - basic and diluted	$(1.46)	$(2.03)	$(5.93)	$(6.04)

11. Related Parties

The Company has consulting agreements with two members of the board of directors. Consulting fees paid in the three months ended September 30, 2020 and 2019 was $28. Consulting fees paid in the nine months ended September 30, 2020 and 2019 was $84. There were no amounts owed under the consulting agreement at September 30, 2020 or December 31, 2019.

An investor provided financing consulting services to the Company.  No amounts were paid to the investors in the nine months ended September 30, 2020 and 2019.  The Company owed $65 to the investor at September 30, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited financial statements and the related notes and other financial information included in this quarterly report on Form 10-Q and our audited financial statements and notes thereto as of and for the years ended December 31, 2018 and 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Contractual Obligations and Critical Accounting Policies and Significant Judgments and Estimates, included in our final prospectus filed with the Securities and Exchange Commission (SEC) on September 25, 2020 relating to our Registration Statements on Form S-1 (File No. 333-248627).  Unless the context requires otherwise, references in this quarterly report on Form 10-Q to “we,” “us,” and “our” refer to PMV Pharmaceuticals, Inc.

In addition to historical information, this quarterly report contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the captions “Special Note Regarding Forward-Looking Statements” and “Risk Factors” in this quarterly report, as updated by our subsequent filings under the Securities Exchange Act of 1934, as amended. Furthermore, past operating results are not necessarily indicative of results that may occur in future periods.

Overview

We are a precision oncology company pioneering the discovery and development of small molecule, tumor-agnostic therapies targeting p53 mutations. p53 is a well-defined tumor suppressor protein known as the “guardian of the genome,” and normal, or wild-type, p53 has the ability to eliminate cancer cells. However, mutant p53 proteins can be misfolded and lose their wild-type tumor suppressing function. These p53 mutations are found in approximately half of all cancers. The field of p53 biology was established by our co-founder Dr. Arnold Levine when he discovered the p53 protein in 1979. We have leveraged more than four decades of research experience and developed unique insights into p53 to create a precision oncology platform designed to generate selective, small molecule, tumor-agnostic therapies that structurally correct specific mutant p53 proteins to restore their wild-type function. We are deploying our precision oncology platform to target the top ten most frequent, or hotspot, p53 mutations that are collectively associated with approximately 10-15% of all cancers.

Since our formation in March 2013, we have devoted substantially all of our time and efforts to performing research and development activities and raising capital. We are not profitable and have incurred losses in each year since our inception. Our net losses were $25.4 million and $17.5 million for the years ended December 31, 2019 and 2018, respectively, and $24.0 million and $18.3 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $99.4 million. We do not currently have any product candidates in clinical trials or approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We expect that our operating expenses will increase significantly as we advance our product candidates through preclinical and clinical development, seek regulatory approval and prepare for and, if approved, proceed to commercialization; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. In addition, we expect to incur additional costs associated with operating as a public company, and expect to continue to incur significant losses for the foreseeable future.

Our ability to generate product revenue will depend on the successful development, regulatory approval and eventual commercialization of one or more of our product candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through private or public equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of our product candidates.

We plan to continue to use third-party service providers, including clinical research organizations, or CROs, and contract manufacturing organization, or CMOs, to carry out our preclinical and clinical development and to manufacture and supply the materials to be used during the development and commercialization of our product candidates. We do not currently have a sales force.

Components of Results of Operations

Revenue

To date, we have not generated any revenue from any sources, including from product sales, and we do not expect to generate any revenue from the sale of products in the foreseeable future. If our development efforts for our product candidates are successful and result in regulatory approval, or license agreements with third parties, we may generate revenue in the future from product sales. However, there can be no assurance as to when we will generate such revenue, if at all.

Operating Expenses

Research and Development Expenses

Our research and development expenses consist primarily of costs incurred to conduct research, such as the discovery and development of our product candidates as well as the development of future product candidates. Research and development expenses include personnel costs, including stock-based compensation expense, third-party contractor services, laboratory materials and supplies, sourcing of raw materials and manufacturing of product candidates, depreciation and maintenance of research equipment and an allocation of related facilities costs. We expense research and development costs as they are incurred.

As we are at a very early stage of development, we do not allocate our costs by product candidate or development program, as a significant amount of research and development expenses include compensation costs, materials, supplies, depreciation on and maintenance of research equipment, the cost of services provided by outside contractors and the allocable portions of facility costs and general support services, which are not tracked by product candidate or development program. In particular, with respect to internal costs, several of our departments support multiple product candidate research and development programs, and therefore the costs cannot be allocated to a particular product candidate or development program. Substantially all of our research and development costs are associated with our lead product candidate, PC14586.

We expect our research and development expenses to increase substantially in absolute dollars in the future as we advance our product candidates into and through clinical trials and pursue regulatory approval of our product candidates. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our product candidates may be affected by a variety of factors including: the safety and efficacy of our product candidates, early clinical data, investment in our clinical program, the ability of any future collaborators to successfully develop our licensed product candidates, competition, manufacturing capability, and commercial viability. We may never succeed in achieving regulatory approval for any of our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects.

General and Administrative Expenses

General and administrative expenses include personnel costs, expenses for outside professional services and other allocated expenses. Personnel costs consist of salaries, bonuses, benefits and stock-based compensation. Outside professional services consist of legal, accounting and audit services and other consulting fees. Allocated expenses consist of rent expense related to our office and research and development facility. We expect to incur additional expenses as a public company, including expenses related to compliance with the rules and regulations of the SEC, and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities and other administrative and professional services. We expect to increase our headcount significantly to operate as a public company. We also expect to increase our general and administrative expenses as we advance our product candidates through preclinical research and development, manufacturing, clinical development and commercialization.

Interest Income, Net

Interest income, net primarily consists of interest income from our interest-bearing cash, cash equivalents and short-term marketable securities and interest costs related to amortization of premiums and discounts on short-term marketable securities.

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,
Statement of operations data:	2020	2019	Change
	(unaudited)	(unaudited)
Operating expenses:
Research and development	$5,992	$4,895	$1,097
General and administrative	2,709	1,545	1,164

Total operating expenses	8,701	6,440	2,261

Loss from operations	(8,701)	(6,440)	(2,261)
Other (expense) income:
Interest income, net	40	272	(232)
Other expense	(100)	—	(100)

Total other (expense) income	(60)	272	(332)

Loss before provision for income taxes	(8,761)	(6,168)	(2,593)
Provision for income taxes	3	7	(4)

Net loss	$(8,764)	$(6,175)	$(2,589)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Three Months Ended September 30,
Statement of operations data:	2020	2019	Change
	(unaudited)	(unaudited)
Research	$2,066	$1,924	$142
Pre-clinical development	1,597	1,535	62
Personnel related	2,041	1,354	687
Stock-based compensation	288	82	206

Total	$5,992	$4,895	$1,097

Research and development expenses were $6.0 million for the three months ended September 30, 2020, compared to $4.9 million for the three months ended September 30, 2019. The increase of $1.1 million was primarily due to the following:

•

$0.9 million increase in expenses for personnel related costs and stock-based compensation, primarily driven by increased headcount for developing PC14586 and initiation of an investigational new drug, or IND, enabling study for the Y220C mutation;

•	$0.1 million increase in research expenses, largely driven by increased contractual research organization costs focused on discovery; and
•	$0.1 million increase in preclinical development, which consisted of increased expense related to the IND, partially offset by a decrease in technical consulting.

General and Administrative Expenses

General and administrative expenses were $2.7 million for the three months ended September 30, 2020, compared to $1.5 million for the three months ended September 30, 2019. The increase of $1.2 million was primarily due to the following:

•	an increase in salary and bonus expense of $0.8 million due to increased headcount to build out general and administrative infrastructure;
•	$0.3 million increase in expense for legal and technical services; and
•	$0.1 million increase in administrative consulting expenses, primarily associated with increased investor relations consulting costs.

Interest Income, Net

Interest income, net primarily consists of interest income from our interest-bearing cash, cash equivalents and short-term marketable securities and interest costs related to amortization of premiums and discounts on short-term marketable securities. Interest income, net was $40,000 for the three months ended September 30, 2020, compared to $0.3 million for the three months ended September 30, 2019. The decrease of $0.2 million is driven by decreased income from cash investments in marketable securities and U.S treasuries during the three months ended September 30, 2020.

Comparison of the nine months ended September 30, 2020 and 2019

The following table summarizes our results of operations (in thousands):

	Nine Months Ended September,
Statement of operations data:	2020	2019	Change
Operating expenses:
Research and development	$17,752	$15,060	$2,692
General and administrative	6,689	4,222	2,467

Total operating expenses	24,441	19,282	5,159

Loss from operations	(24,441)	(19,282)	(5,159)
Other income (expense):
Interest income, net	603	985	(382)
Other expense	(143)	—	(143)

Total other income (expense)	460	985	(525)

Loss before provision for income taxes	(23,981)	(18,297)	(5,684)
Provision for income taxes	5	8	(3)

Net loss	$(23,986)	$(18,305)	$(5,681)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Nine Months Ended September 30,
Statement of operations data:	2020	2019	Change
Research	$5,273	$6,644	$(1,371)
Pre-clinical development	6,190	4,135	2,055
Personnel related	5,681	4,072	1,609
Stock-based compensation	608	209	399

Total	$17,752	$15,060	$2,692

Research and development expenses were $17.8 million for the nine months ended September 30, 2020, compared to $15.1 million for the nine months ended September 30, 2019. The increase of $2.7 million was primarily due to the following:

•

$2.0 million increase in expenses for personnel related costs and stock-based compensation, primarily driven by increased headcount for developing PC14586 and initiation of an investigational new drug, or IND, enabling study for the Y220C mutation;

•	$2.1 million increase in preclinical development expenses, primarily associated with increased effort in developing our lead compound PC14586 through IND enabling studies; and
•	$1.4 million decrease in research expenses, driven primarily by a decline in costs from certain of our contract research organizations.

General and Administrative Expenses

General and administrative expenses were $6.7 million for the nine months ended September 30, 2020, compared to $4.2 million for the nine months ended September 30, 2019. The increase of $2.5 million was primarily due to the following:

•	$1.5 million increase in expense for employee compensation, driven primarily by increased headcount to build out general and administrative infrastructure for the Company; and
•

$0.9 million increase in expense for outside services, which is primarily driven by $0.5 million in regulatory and finance support along with increased legal costs of $0.4 million associated with patent expenses and service contract drafting and review.

Interest Income, Net

Interest income, net primarily consists of interest income from our interest-bearing cash, cash equivalents and short-term marketable securities and interest costs related to amortization of premiums and discounts on short-term marketable securities. Interest income, net was $0.6 million for the nine months ended September 30, 2020, compared to $1.0 million for the nine months ended September 30, 2019.  The decrease of $0.4 million is driven by decreased income from cash investments in marketable securities and U.S treasuries during the three months ended September 30, 2020.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from any product sales or any other sources and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. As of September 30, 2020, we had cash and cash equivalents of $373.1 million and an accumulated deficit of $99.4 million. We have financed our operations primarily through issuances of our convertible preferred and common stock. In 2019, we sold an aggregate of 5,469,606 shares of our Series C convertible preferred stock to accredited investors, generating gross proceeds of $61.9 million. In July 2020, we sold an aggregate of 5,321,864 shares of our Series D convertible preferred stock to accredited investors, generating gross proceeds of $70.0 million. In September 2020, we completed an IPO of 13,529,750 shares of our common stock, which includes the exercise in full by the underwriters of their option to purchase 1,764,750 additional shares of common stock, at a public offering price of $18.00 per share for aggregate gross proceeds of $243.5 million.  We received $223.2 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us.

Plan of Operation and Future Funding Requirements

We use our capital resources primarily to fund operating expenses, mainly research and development expenditures. We plan to increase our research and development expenses for the foreseeable future as we continue the preclinical and clinical development of our product candidates. At this time, due to the inherently unpredictable nature of preclinical and clinical development and given the early stage of our product candidates, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval and commercialize our current product candidates or any future product candidates, if at all. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

Due to our significant research and development expenditures, we have generated substantial operating losses in each period since inception. We have incurred an accumulated deficit of $99.4 million through September 30, 2020. We expect to incur substantial additional losses in the future as we expand our research and development activities. Based on our research and development plans, we believe we have adequate cash and cash equivalents to operate for at least the next 12 months from the date of issuance of these unaudited condensed financial statements.

We have based this estimate on assumptions that may prove to be wrong, however, and we could use our capital resources sooner than we expect.

The timing and amount of our operating expenditures will depend largely on:

•	the timing and progress of preclinical and clinical development activities;
•	the number and scope of preclinical and clinical programs we decide to pursue;
•	the timing and amount of milestone payments we may receive under any future collaboration agreements;
•	our ability to maintain future licenses and research and development programs and to establish new collaboration arrangements;
•	the costs involved in prosecuting and enforcing patent and other intellectual property claims;
•	the cost and timing of regulatory approvals; and
•	our efforts to enhance operational systems and hire additional personnel, including personnel to support development of our product candidates and satisfy our obligations as a public company.

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to fund our operations and capital funding needs through equity and/or debt financing. We may also consider entering into collaboration arrangements or selectively partnering for clinical development and commercialization. The sale of additional equity would likely result in dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations or our ability to incur additional indebtedness or pay dividends, among other items. If we raise additional funds through governmental funding, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially and adversely affect our business, financial condition, results of operations and prospects.

Cash Flows

The following table summarizes our cash flows for the period indicated (in thousands):

	Nine Months Ended September 30,
	2020	2019
	(unaudited)	(unaudited)
Cash used in operating activities	$(22,427)	$(16,938)
Cash provided by investing activities	27,968	21,785
Cash provided by financing activities	294,331	100

Net increase in cash and cash equivalents	$299,872	$4,947

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2020, was $22.4 million, which consisted primarily of net loss of $24.0 million partially offset by non-cash charges of $1.9 million and by a net change of $0.3 million in our net operating assets. The non-cash charges primarily consisted of stock-based compensation of $1.3 million and depreciation and amortization of $0.4 million. The change in our net operating assets and liabilities was primarily due to an increase in accrued compensation partially offset by a decrease in outstanding payables in 2020.

Net cash used in operating activities for the nine months ended September 30, 2019, was $16.9 million, which consisted primarily of net loss of $18.3 million partially offset by non-cash charges of $1.0 million and a net change of $0.4 million in our operating assets. The non-cash charges primarily consisted of stock-based compensation of $0.7 million and depreciation and amortization expense of $0.3 million. The change in our net operating assets and liabilities was primarily due to an increase in accrued compensation in 2019.

Investing Activities

Our investing activities provided $28.0 million of cash during the nine months ended September 30, 2020, which consisted primarily of maturities of marketable securities of $42.6 million, partially offset by purchases of marketable securities of $14.5 million and purchases of property and equipment of $0.1 million.

Our investing activities provided $21.8 million of cash during the nine months ended September 30, 2019, which consisted primarily of maturities of marketable securities of $40.2 million, partially offset by purchases of marketable securities of $18.3 million and purchases of property and equipment of $0.1 million.

Financing Activities

Our financing activities provided $294.3 million of cash during the nine months ended September 30, 2020, which consisted primarily of gross IPO proceeds of $243.5 million and Series D Preferred Stock issuance of $70.0 million, offset by equity issuance costs of $20.6 million.  $1.4 million of these issuance costs remained unpaid at September 30, 2020.

Our financing activities provided $0.1 million of cash during the nine months ended September 30, 2019, which consisted primarily of exercises of stock options.

Off-Balance Sheet Arrangements

We do not currently have, nor did we have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC, during the periods presented.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

We believe that the accounting policies described below involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of our operations. During the three and nine months ended September 30, 2020, there were no material changes to our critical accounting policies from those described in our audited financial statements for the year ended December 31, 2019 included in the final prospectus that forms part of our registration statement on Form S-1 (Reg. No. 333-248627), dated September 24, 2020 and filed with the SEC pursuant to Rule 424(b)(4) on September 25, 2020, except as noted below.

Research and Development Costs, Accrued Research and Development Costs and Related Prepaid Expenses

Research and development costs are expensed as incurred. Research and development expenses consist principally of personnel costs, including salaries, stock-based compensation and benefits for employees, third-party license fees and other operational costs related to our research and development activities, including sourcing of raw materials and manufacturing of our product candidates, allocated facility-related expenses and external costs of outside vendors, and other direct and indirect costs. Non-refundable research and development advance payments are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or services are performed.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 of the notes to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, or (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use the extended transition period to enable us to comply with new or revised accounting standards and, therefore, we will adopt new or revised accounting standards at the time private companies adopt the new or revised accounting standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks.

We had cash and cash equivalents of $373.1 million as of September 30, 2020, which consists of interest-bearing U.S. treasury securities, money market funds and corporate debt securities. Our exposure due to changes in interest rates is not material due to the nature and amount of our money-market funds and short-term marketable securities.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we may contract with foreign vendors that are located outside the United States in the future. This may subject us to fluctuations in foreign currency exchange rates in the future.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Securities Exchange Act of 1934, as amended (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently involved in any litigation or legal proceedings that, in management’s opinion, are likely to have any material adverse effect on our company.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our condensed financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC, before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could materially adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Many of the following risks and uncertainties are, and will be, exacerbated by the coronavirus disease 2019, or COVID-19, pandemic and any worsening of the global business and economic environment as a result. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risk Factors Summary

Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in our common stock risky include, among others:

•	we have a limited operating history, have not initiated or completed any clinical trials, and have no products approved for commercial sale;
•

we have incurred significant losses since our inception, and we expect to incur significant net losses for the foreseeable future and may not be able to achieve or sustain revenue or profitability in the future;

•

we have not generated any revenue from our product candidates and may never generate revenue or be profitable and our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery, development and commercialization of our product candidates;

•

we may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success;

•	even if this offering is successful, we will require substantial additional capital to finance our operations;
•

our discovery and preclinical development is focused on the development of precision medicines for patients with genetically defined cancers, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs targeting p53 hotspot mutations is novel, may never lead to marketable products and may not ultimately represent a significant market;

•

we are very early in our development efforts and are substantially dependent on our lead product candidate, PC14586. If we are unable to advance, obtain regulatory approval for and commercialize PC14586, our business, financial condition and results of operations will be materially adversely affected;

•

interim “top-line” and preliminary data that we announce for our initial open-label Phase 1/2 clinical trial for PC14586 may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data. If the interim, top-line or preliminary data that we report differ from actual results, our ability to obtain approval for our product candidates may be adversely affected, which could materially adversely affect our business, financial condition and results of operations;

•

the subset of cancer patients that we are targeting are expected to have certain p53 mutations and we may not be able to identify a sufficient number of patients whom we can recruit and retain for our clinical trials to obtain approval for our current or future product candidates;

•

our novel approach to the discovery and development of our current and future product candidates is unproven, and we may not be successful in our efforts to use and expand our platform to build a pipeline of product candidates with commercial value;

•

the regulatory approval processes of the FDA and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain required regulatory approvals for our product candidates, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired;
•	we currently rely, and plan to rely in the future, on third parties to conduct and support preclinical and clinical development, and these third parties may not meet expectations;
•

if we are unable to obtain and maintain sufficient patent and other intellectual property protection for our product candidates and technology, our competitors could develop and commercialize products and technology similar or identical to ours;

•	our success depends in part on our ability to protect our intellectual property; and
•	our ability to develop companion diagnostics with third party collaborators, which must also separately be approved as medical devices by the FDA.

Risks Related to Our Limited Operating History, Business, Financial Condition, Results of
Operations and Need for Additional Capital

We have a limited operating history, have not initiated or completed any clinical trials, and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and viability.

We are a preclinical stage biotechnology company with a limited operating history. We commenced operations in March 2013, and our operations to date have been primarily limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and establishing arrangements with third parties for the manufacture of initial quantities of product candidates. Our lead product candidate, PC14586, is still in preclinical development, and we recently received authorization to proceed under an investigational new drug application, or IND, with the U.S. Food and Drug Administration, or FDA, in September 2020. In October 2020, we received fast track designation for PC14586 from the FDA. We have not demonstrated an ability to successfully initiate, conduct or complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, as a company with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We expect our financial condition and results of operations to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

We have incurred significant losses since inception, and we expect to incur significant losses for the foreseeable future and may not be able to achieve or sustain revenue or profitability in the future.

Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are still in the early stages of development of our product candidates and have not yet initiated our first clinical trial. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We have financed our operations primarily through private placements of our preferred stock.

We have incurred significant net losses in each period since we commenced operations in March 2013. Our net losses were $25.4 million and $17.5 million for the years ended December 31, 2019 and 2018, respectively, and $24.0 million and $18.3 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $99.4 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

Additionally, the net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indicator of our future performance.

We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

•	continue our research and development efforts and submit INDs for our lead product candidate and any other product candidates;
•	conduct preclinical studies and clinical trials;
•	seek marketing approvals for any product candidates that successfully complete clinical trials;
•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges;
•

establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities, whether alone or with third parties, to commercialize any product candidates for which we may obtain regulatory approval, if any;

•	obtain, expand, maintain, enforce and protect our intellectual property portfolio;
•	hire additional clinical, regulatory and scientific personnel; and
•	operate as a public company.

Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses we will incur or when, if ever, we will be able to achieve profitability. Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop, seek regulatory approval for and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We have not generated any revenue from our product candidates and may never generate revenue or be profitable. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery, development and commercialization of our product candidates.

Our ability to become profitable depends upon our ability to generate revenue. We have not received marketing approval for any product candidate, and we have not generated any revenue from any product sales. We do not expect to generate revenue unless or until we successfully complete preclinical and clinical development and obtain regulatory approval of, and then successfully commercialize, at least one product candidate. We have not evaluated any product candidate in humans, including PC14586, our lead product candidate. As such, we face significant translational risk as our product candidates advance to the clinical stage, and promising results in preclinical studies may not be replicated in clinical trials. All of our current and future product candidates will require preclinical and clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Our ability to generate revenue depends on a number of factors, including, but not limited to:

•

timely initiation and completion of our preclinical studies and clinical trials for our lead product candidate, PC14586, and our future product candidates, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;

•	establishing and maintaining relationships with contract research organizations, or CROs, and clinical sites for the clinical development of PC14586 and our future product candidates;
•	our ability to complete IND-enabling studies and successfully submit and receive authorization to proceed under INDs or comparable applications;
•

whether we are required by the FDA or other comparable foreign regulatory authorities to conduct additional clinical trials or other studies beyond those planned to support the approval and commercialization of our product candidates or any future product candidates;

•

our ability to demonstrate to the satisfaction of the FDA and comparable foreign regulatory authorities the safety, efficacy, consistent manufacturing quality and acceptable risk-benefit profile of our small molecule product candidates or any future product candidates, and such regulatory authorities’ acceptance of our tumor-agnostic development strategy;

•	the prevalence, duration and severity of potential side effects or other safety issues experienced with our product candidates or future product candidates, if any;

•	the timely receipt of necessary marketing approvals from the FDA and comparable foreign regulatory authorities;
•

the willingness of physicians, operators of clinics and patients to utilize or adopt any of our product candidates or future product candidates over alternative or more conventional therapies, such as chemotherapy, to treat solid tumors;

•

the actual and perceived availability, cost, risk profile and side effects and efficacy of our product candidates, if approved, relative to existing and future alternative cancer therapies and competitive product candidates and technologies;

•

our ability and the ability of third parties with whom we contract to manufacture adequate clinical and commercial supplies of our product candidates or any future product candidates, remain in good standing with regulatory authorities and develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices, or cGMP;

•

our ability to successfully develop a commercial strategy and thereafter commercialize our product candidates or any future product candidates in the United States and internationally, if approved for marketing, reimbursement, sale and distribution in such countries and territories, whether alone or in collaboration with others;

•	patient demand for our product candidates and any future product candidates, if approved;
•	our ability to establish and enforce intellectual property rights in and to our product candidates or any future product candidates;
•	obtaining coverage and adequate reimbursement by third-party payors for our product candidates;
•	addressing any competing therapies and technological and market developments; and
•	attracting, hiring and retaining qualified personnel.

Many of the factors listed above are beyond our control and could cause us to experience significant delays or prevent us from obtaining regulatory approvals or commercializing our product candidates. Even if we are able to commercialize our product candidates, we may not achieve profitability soon after generating product sales, if ever. If we are unable to generate sufficient revenue through the sale of our product candidates or any future product candidates, we may be unable to continue operations without continued funding.

Due to the significant resources required for the development of our product candidates, we must prioritize development of certain product candidates and/or certain indications. We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

We are currently focused on developing orally available small molecule, tumor-agnostic therapies targeting p53 mutants. We seek to maintain a process of prioritization and resource allocation among our programs to maintain a balance between advancing our lead product candidate, PC14586, as well as developing our other and any future product candidates.

Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities with other therapeutic platforms or product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights. In addition, if we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misread trends in the cancer or pharmaceutical, biopharmaceutical or biotechnology industry, our business, financial condition and results of operations could be materially adversely affected.

We will require substantial additional capital to finance our operation in the future. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and product development programs or future commercialization efforts.

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for, PC14586, and advance our future product candidates. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory agencies to perform preclinical studies or clinical trials in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. We also expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

As of September 30, 2020, we had $373.1 million in cash, cash equivalents and short-term marketable securities. On September 29, 2020, we completed our initial public offering, or IPO, selling 13,529,750 shares of common stock at a public offering price of $18.00 per share, which includes 1,764,750 shares sold upon full exercise of the underwriters’ option to purchase additional shares of common stock. The aggregate proceeds from the offering, net of underwriting discounts and commissions and other offering expenses, were approximately $223.1 million. Although we believe that our available cash and cash equivalents will be sufficient to fund our planned operations through 2023, this belief is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Our future capital requirements depend on many factors, including:

•

the scope, progress, results and costs of researching and developing our current product candidates or any future product candidates we choose to pursue, and conducting preclinical studies and clinical trials, including our planned clinical trials of PC14586;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates or any future product candidates;
•	the number and characteristics of any additional product candidates we develop or acquire;
•	the timing and amount of any milestone, royalty and/or other payments we are required to make pursuant to any future license or collaboration agreements;
•	the cost of manufacturing our product candidates or any future product candidates and any products we successfully commercialize;
•	the cost of building a sales force in anticipation of product commercialization;
•	the cost of commercialization activities of our product candidates, if approved for sale, including marketing, sales and distribution costs;
•

our ability to establish future collaborations, licensing or other arrangements and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty or other payments due under any such agreement;

•	any product liability or other lawsuits related to our products;
•	the expenses needed to attract, hire and retain skilled personnel;
•	the costs associated with being a public company;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property portfolio;
•	the timing, receipt and amount of sales of any future approved products; and
•	the impact of the COVID-19 pandemic, which may exacerbate the magnitude of the factors discussed above.

We do not have any committed external source of funds and adequate additional financing may not be available to us on acceptable terms, or at all. In addition, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts.

Risks Related to Product Development

Our discovery and preclinical development is focused on the development of precision medicines for patients with genetically defined cancers, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs targeting p53 hotspot mutations is novel, may never lead to marketable products and may not ultimately represent a significant market.

The discovery and development of precision medicines for patients with genetically defined cancers is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Further, despite decades of research on p53 as a target for precision medicines, prior product development efforts have been unsuccessful. Although we believe, based on our preclinical work and p53 research generally, that the top ten most frequent, or hotspot, p53 mutations have potential as precision oncology targets, clinical results may not confirm this hypothesis or may only confirm it for certain mutations or certain tumor types.

Further, even if our approach is successful in showing clinical benefit for tumors harboring the p53 mutation targeted by our lead product candidate, PC14586, we may never successfully identify additional product candidates for targeting other p53 mutants through our platform. Therefore, we do not know if our approach of treating patients with genetically defined cancers will be successful, and if our approach is unsuccessful, our business will be materially adversely affected.

In addition, because our approach targets genetically defined cancer patients and not specific tumors based on tumor or cancer types, we are initially pursuing a tumor-agnostic development strategy (i.e., pursuing approval for a potential indication based on a specific genetic mutation rather than a specific type of tissue). There is currently a limited number of approved tumor-agnostic therapies and we may not receive approval for a broad tumor-agnostic indication or may be delayed in receiving broad tumor-agnostic approval. If our planned Phase 1/2 trial for PC14586 does not support a tumor-agnostic indication, but we observe clinical benefit in certain tumor or cancer types, we may decide to pursue a tumor- or cancer-specific indication which may require additional clinical trials. Further, even if our planned Phase 1/2 trial for PC14586 is successful, the FDA may not agree that such study can serve as a pivotal study, which would require us to conduct additional clinical trials prior to approval.

We are very early in our development efforts and are substantially dependent on our lead product candidate, PC14586. If we are unable to advance PC14586 or any of our future product candidates through clinical development, obtain regulatory approval and ultimately commercialize PC14586 or any of our future product candidates, or experience significant delays in doing so, our business, financial condition and results of operations will be materially adversely affected.

We are very early in our development efforts. All of our product candidates are still in preclinical development and have never been tested in human subjects. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of PC14586 and one or more of our future product candidates. In addition, our product development programs contemplate the development with third party collaborators of companion diagnostics, which are assays or tests used to identify an appropriate patient population for our product candidates. Companion diagnostics are subject to regulation as medical devices and must themselves be approved for marketing by the FDA and comparable foreign regulatory agencies before we may commercialize such companion diagnostics with our product candidates. The success of our product candidates will depend on several factors, including the following:

•

our ability to continue our business operations and product candidate research and development, and adapt to any changes in the regulatory approval process, manufacturing supply or clinical trial requirements and timing due to the ongoing COVID-19 pandemic and otherwise, including complying with new regulatory guidance or requirements on conducting clinical trials during the COVID-19 pandemic;

•	successful completion of preclinical studies;
•	receipt of authorization to proceed under INDs for our planned clinical trials or future clinical trials;
•	FDA acceptance of our tumor-agnostic development strategy;
•	successful initiation of clinical trials;
•	successful patient enrollment in and completion of clinical trials, which may be impacted by the COVID-19 pandemic;
•	successful development with third party collaborators of companion diagnostics for use with our product candidates;
•	safety, tolerability and efficacy profiles for our product candidates that are satisfactory to the FDA or any foreign regulatory authority for marketing approval;

•	receipt of marketing approvals for our product candidates and any companion diagnostics from applicable regulatory authorities, which must be approved contemporaneously;
•	completion of any required post-marketing approval commitments to applicable regulatory authorities;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•

making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our product candidates, if any product candidates are approved;

•	establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other cancer therapies;
•	obtaining and maintaining third-party coverage and adequate reimbursement; and
•	maintaining a continued acceptable safety profile of our products following approval.

Many of these factors are beyond our control, and it is possible that we may never obtain regulatory approval for our product candidates even if we expend substantial time and resources seeking their development and approval. If we do not achieve regulatory approval in a timely manner or at all, we could experience significant delays or an inability to commercialize our current or future product candidates, which would materially adversely affect our business. If we do not receive regulatory approvals for our current or future product candidates, we will not be able to continue our operations.

The success of our business, including our ability to finance our company and generate revenue from products in the future, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of the product candidates we develop, which may never occur. Our current product candidates, and any future product candidates we develop, will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other markets, demonstrating cost-effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production in accordance with cGMP, building of a commercial organization, and substantial investment and significant marketing efforts before we generate any revenue from product sales. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical trials or commercializing our product candidates on a timely or profitable basis, if at all. Changes in the manufacturing process or facilities will require further comparability analysis and approval by FDA before implementation, which could delay our clinical trials and product candidate development, and could require additional clinical trials, including bridging studies, to demonstrate consistent and continued safety and efficacy.

We have not previously submitted a new drug application, or NDA, to the FDA or similar approval filings to a comparable foreign regulatory authority, for any product candidate. An NDA or other relevant regulatory filing must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe and effective for each desired indication. The NDA or other relevant regulatory filing must also include significant information regarding the chemistry, manufacturing and controls for the product. We cannot be certain that our current or future product candidates will be successful in clinical trials or receive regulatory approval. Further, even if they are successful in clinical trials, our product candidates or any future product candidates may not receive regulatory approval. If we do not receive regulatory approvals for current or future product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approval to market a product candidate, our revenue will depend, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights for each product candidate, as well as the availability of competitive products, whether there is sufficient third-party reimbursement and adoption by physicians.

The subset of cancer patients that we are targeting are expected to have certain p53 mutants and we may not be able to identify a sufficient number of patients whom we can recruit and retain for our clinical trials to obtain approval for our current or future product candidates.

The patient populations for our current product candidates are limited to those with specific p53 mutations, which represents a substantially smaller subset of the generally treated cancer patient population. We expect our future product candidates to be similarly limited. We will need to screen and identify patients with these targeted mutations. Further, even if we are successful in identifying patients, we cannot be certain that the resulting patient populations with each p53 hotspot mutation will be large enough to allow us to successfully conduct the requisite clinical trials necessary to obtain marketing approval for each mutation-specific product candidate before we can commercialize our products, if approved, and achieve profitability.

Our novel approach to the discovery and development of our current and future product candidates is unproven, and we may not be successful in our efforts to use and expand our platform to build a pipeline of product candidates with commercial value.

A key element of our strategy is to use and expand our platform to build a pipeline of product candidates and progress these product candidates through clinical development for the treatment of various cancers. Although our research and development efforts to date have resulted in our discovery and preclinical development of PC14586 and future product candidates, PC14586 and future product candidates may not be safe or effective as a cancer treatment, and we may not be able to further develop PC14586 and develop any future product candidates. Our platform is evolving and may not reach a state at which building a pipeline of product candidates is possible. For example, we may not be successful in identifying additional p53 hotspot mutations for which our platform can develop safe and effective product candidates. There can be no assurance that any development problems we experience in the future related to our platform will not cause significant delays or unanticipated costs or that such development problems can be solved. Even if we are successful in building our pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance.

Furthermore, even if our product candidates are successful in correcting structural deficiencies associated with p53 mutants, such success would not provide a guarantee of the effectiveness of such product candidate in total tumor regression in vivo. There can be no assurances that one or more of our future product candidates would succeed in correcting or restoring function of specific p53 mutants in vivo and that such mutation would be the only genetic mutation resulting in a patient’s cancer. In the event that a patient’s cancer is the result of other mutations or factors in addition to a p53 mutation, even if we correct or restore the p53 functionality, the patient’s cancer may persist.

If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue which materially adversely affect our business, financial condition and results of operations.

Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our clinical development and ability to obtain regulatory approvals or commercialize our product candidates on a timely basis or at all, which could have an adverse effect on our business.

In order to obtain FDA approval to market a new small molecule product, we must demonstrate the safety and efficacy of our product candidates in humans to the satisfaction of the FDA. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical studies that support our planned INDs in the United States. At present, all of our product candidates, including our lead product candidate, PC14586, are in preclinical development. We cannot be certain of the timely completion or outcome of our preclinical studies and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical studies will ultimately support further development of our programs. While we have submitted and received authorization to proceed under an IND for our lead product candidate, PC14586, we cannot be sure that we will be able to submit and receive authorizations to proceed under additional INDs or similar applications with respect to our other product candidates on the timelines we expect, if at all, and we cannot be sure that submission of IND or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. Delays associated with programs for which we are directly conducting preclinical studies may cause us to incur additional operating expenses. The commencement and rate of completion of preclinical studies and clinical trials for a product candidate may be delayed by many factors, including, for example:

•	inability to generate sufficient preclinical or other in vivo or in vitro data to support the initiation of clinical studies;
•	timely completion of preclinical laboratory tests, animal studies and formulation studies in accordance with FDA’s good laboratory practice requirements and other applicable regulations;
•	timely submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•	approval by an independent Institutional Review Board, or IRB, ethics committee at each clinical site before each trial may be initiated;

•	delays in reaching a consensus with regulatory agencies on study design and obtaining regulatory authorization to commence clinical trials; and
•	obtaining sufficient quantities of our product candidates for use in preclinical studies and clinical trials from third-party suppliers on a timely basis.

Moreover, even if clinical trials do begin for our preclinical programs, our development efforts may not be successful, and clinical trials that we conduct or that third parties conduct on our behalf may not demonstrate sufficient safety or efficacy to obtain the requisite regulatory approvals for any product candidates we develop. Even if we obtain positive results from preclinical studies or initial clinical trials, we may not achieve the same success in future trials.

The results of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA or other comparable foreign regulatory authorities. Successful preclinical studies and clinical trials cannot provide assurance of successful commercialization.

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective before we can seek marketing approvals for their commercial sale. Success in preclinical studies does not mean that future clinical trials will be successful. For instance, we do not know whether PC14586 will perform in future clinical trials as PC14586 has performed in preclinical studies, nor can we predict how our future product candidates will perform in future preclinical studies or clinical trials. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and other comparable foreign regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. Regulatory authorities may also limit the scope of later-stage trials until we have demonstrated satisfactory safety, which could delay regulatory approval, limit the size of the patient population to which we may market our product candidates or prevent regulatory approval. In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dose and dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. Patients treated with our product candidates may also be undergoing surgical, radiation and chemotherapy treatments and may be using other approved products or investigational new drugs, which can cause side effects or adverse events that are unrelated to our product candidates. As a result, assessments of efficacy can vary widely for a particular patient, and from patient to patient and site to site within a clinical trial. This subjectivity can increase the uncertainty of, and adversely impact, our clinical trial outcomes.

We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain approval to market any of our product candidates.

Even if we succeed in developing and commercializing our product candidates, we may never generate sufficient or sustainable revenue to enable us to be profitable.

We have no experience as a company in conducting clinical trials.

We have no experience as a company in conducting clinical trials. In part because of this lack of experience, we cannot be certain that our ongoing preclinical studies will be completed on time or if the planned preclinical studies and clinical trials will begin or be completed on time, if at all. Large-scale clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators, CROs and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control. We may be unable to identify and contract with sufficient investigators, CROs and consultants on a timely basis or at all. For our lead product candidate, PC14586, we recently entered in to a master services agreement with a CRO to lead our first-in-human planned open label Phase 1/2 clinical trial. There can be no assurance that we will be able to negotiate and enter into any additional master services agreement with other CROs, as necessary, on terms that are acceptable to us on a timely basis or at all.

We may need to use existing commercial diagnostic tests or develop, or enter into a collaboration or partnership in the future to develop, novel companion diagnostics for some of our current or future product candidates. If we or our future partners are unable to successfully develop, validate and obtain approval for such companion diagnostics, or experience significant delays in doing so, we may not realize the full commercial potential of our future product candidates.

As one of the key elements of our product development strategy, we seek to identify cancer patient populations that may derive meaningful benefit from our current or future product candidates. Because specific genetic mutations will be used to identify the appropriate patients for our programs and our current or future product candidates, we believe that our success may depend, in part, on our ability to use existing diagnostic tests and genetic sequencing, or to develop novel companion diagnostics in collaboration with partners.

Such companion diagnostics would be used during our clinical trials as well as in connection with the commercialization of our product candidates. In our Phase 1/2 clinical trial, we plan to work with physicians and leading academic centers to enroll patients with the p53 Y220C mutation identified through next generation sequencing, or NGS. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges.

We have little experience as a company in the development of diagnostics. As such, we expect to rely on future partners for the design, development and manufacture of appropriate diagnostics to pair with our current or future product candidates. We have not yet begun discussions with any potential partners with respect to the development of companion diagnostics and may be unsuccessful in entering into collaborations for the development of companion diagnostics for our programs and our current or future product candidates. If we enter into such collaborative agreements, we will be dependent on the sustained cooperation and effort of our future collaborators in developing and obtaining approval for these companion diagnostics. It may be necessary to resolve issues such as selectivity/specificity, analytical validation, reproducibility or clinical validation of companion diagnostics during the development and regulatory approval processes. Moreover, even if data from preclinical studies and early clinical trials appear to support development of a companion diagnostic for a product candidate, data generated in later clinical trials may fail to support the analytical and clinical validation of the companion diagnostic.

Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities outside the United States as medical devices and require separate regulatory approval or clearance prior to commercialization. Moreover, the FDA generally requires the contemporaneous approval of companion diagnostics and the associated therapeutic.

We and our future collaborators may encounter difficulties in developing, obtaining regulatory approval for, manufacturing and commercializing companion diagnostics similar to those we face with respect to our product candidates themselves, including issues with achieving regulatory clearance or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance. If we, our partners, or any third parties that we engage to assist us, are unable to successfully develop and supply companion diagnostics for our current product candidates and any future product candidates, or experience delays in doing so:

•

the development of our current product candidates and any future product candidates may be adversely affected if we are unable to appropriately select patients for enrollment in our clinical trials; and

•	we may not be able to obtain approval of our current product candidates and any future product candidates that require companion diagnostics on a timely basis or at all.

If any of these events were to occur, our business would be adversely impacted.

The outbreak of the novel coronavirus disease, COVID-19, could materially adversely impact our business, results of operations and financial condition, including our preclinical studies and clinical trials.

In January 2020, the World Health Organization declared the outbreak of COVID-19 as a “Public Health Emergency of International Concern,” which continues to spread throughout the world and has adversely impacted global commercial activity and contributed to significant declines and volatility in financial markets. The COVID-19 outbreak and government responses are creating disruption in global supply chains and adversely impacting many industries. The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. We continue to monitor the impact of the COVID-19 outbreak closely. The extent to which the COVID-19 outbreak will impact its operations or financial results is uncertain.

The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have our administrative employees continuing their work outside of our offices and limited the number of staff in any given research and development laboratory. Our research and development teams are currently operating on a staggered schedule, which has altered our operations and processes. While the extent of the impact of the COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations. As a result of the COVID-19 pandemic, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•	delays or difficulties in enrolling and retaining patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (such as endoscopies that are deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;

•	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;
•

interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

•	interruptions in preclinical studies due to restricted or limited operations at our laboratory facility;
•

limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•	interruption or delays to our sourced discovery and clinical activities; and
•	changes in clinical site procedures and requirements as well as regulatory requirements for conducting clinical trials during the pandemic.

We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus. For example, in March 2020, the FDA issued a guidance, which FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical trial report contingency measures implemented to manage the trial, and any disruption of the trial as a result of the COVID-19 pandemic; a list of all subjects affected by the COVID-19 pandemic related study disruption by unique subject identifier and by investigational site and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the trial.

The COVID-19 pandemic continues to revolve rapidly, with the status of operations and government restrictions evolving weekly. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

The trading prices for shares of other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic and the trading prices for shares of our common stock could also experience high volatility. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the COVID-19 could materially and adversely affect our business and the value of our common stock.

The ultimate impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, the ultimate geographic spread of the disease, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions taken to contain COVID-19 or address its impact in the short and long term, among others. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy. We will continue to monitor the situation closely.

In addition, our business could be materially adversely affected by other business disruptions to us or our third-party providers that could materially adversely affect our potential future revenue and financial condition and increase our costs and expenses. Our operations, and those of our CROs, contract manufacturing organizations, or CMOs, and other contractors, consultants and third parties could be subject to other global pandemics, earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could materially adversely affect our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

If we experience delays or difficulties in the enrollment and/or retention of patients in clinical trials, our regulatory submissions or receipt of necessary marketing approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials on a timely basis or at all for our product candidates if we are unable to recruit and enroll a sufficient number of eligible patients to participate in these trials through completion of such trials as required by the FDA or other comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. Our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. For example, our enrollment for clinical trials of PC14586 will require patients to have the specific p53 Y220C mutation. If we are unable to locate a sufficient number of such patients, our clinical trial and development plans could be delayed.

Enrollment of patients in our clinical trials may be delayed or limited as our clinical trial sites limit their onsite staff or temporarily close as a result of the COVID-19 pandemic. In addition, patients may not be able to visit clinical trial sites for dosing or data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during the pandemic. The drop-out rates in our clinical trials may be increased during the pandemic. Clinical trial patients who become infected with the COVID-19 virus may complicate the clinical trial data, procedures and analysis. These factors resulting from the COVID-19 pandemic could delay the anticipated readouts from our PC14586 clinical trials and our regulatory submissions, and increase the costs associated of the clinical trials.

Patient enrollment may also be affected if our competitors have ongoing clinical trials for programs that are under development for the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ programs. Patient enrollment for our current or any future clinical trials may be affected by other factors, including:

•	size and nature of the patient population;
•	severity of the disease under investigation;
•	availability and efficacy of approved drugs for the disease under investigation;
•	patient eligibility criteria for the trial in question as defined in the protocol;
•	perceived risks and benefits of the product candidate under study;
•

clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new products that may be approved or future product candidates being investigated for the indications we are investigating;

•	clinicians’ willingness to screen their patients for biomarkers to indicate which patients may be eligible for enrollment in our clinical trials;
•	delays in or temporary suspension of the enrollment of patients in our planned clinical trial due to the COVID-19 pandemic;
•	ability to obtain and maintain patient consents;
•	patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment;
•	proximity and availability of clinical trial sites for prospective patients; and
•

the risk that patients enrolled in clinical trials will drop out of the trials before completion, including as a result of contracting COVID-19 or other health conditions or being forced to quarantine, or, because they may be late-stage cancer patients, will not survive the full terms of the clinical trials.

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates and jeopardize our ability to obtain marketing approval for the sale of our product candidates. Furthermore, even if we are able to enroll a sufficient number of patients for our clinical trials, we may have difficulty maintaining participation in our clinical trials through the treatment and any follow-up periods.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates progress through preclinical and clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. For example, we may introduce an alternative formulation of PC14586 into the dose expansion phases of our future clinical trials. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates, if approved, and generate revenue.

The market opportunities for our product candidates may be relatively small as it will be limited to those patients who are ineligible for or have failed prior treatments and our estimates of the prevalence of our target patient populations may be inaccurate.

Cancer therapies are sometimes characterized as first line, second line, or third line, and the FDA customarily approves new therapies only for a second line or later lines of use. When cancer is detected early enough, first line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first line therapies, usually chemotherapy, antibody drugs, tumor-targeted small molecules, hormone therapy, radiation therapy, surgery or a combination of these, proves unsuccessful, second line therapy may be administered. Second line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor-targeted small molecules or a combination of these. Third line therapies can include chemotherapy, antibody drugs and small molecule tumor-targeted therapies, more invasive forms of surgery and new technologies. We expect to initially seek approval of our product candidates in most instances at least as a second line therapy. Subsequently, depending on the nature of the clinical data and experience with any approved products or product candidates, if any, we may pursue approval as an earlier line therapy and potentially as a first line therapy. But there is no guarantee that our product candidates, even if approved as a second or subsequent line of therapy, would be approved for an earlier line of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

Our projections of both the number of people who have the p53 hotspot mutations we are targeting, who may have their tumors genetically sequenced, as well as the subset of people with these mutations in a position to receive a particular line of therapy and who have the potential to benefit from treatment with our product candidates, are based on our assumptions and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new therapies may change the estimated incidence or prevalence of the cancers that we are targeting. Consequently, even if our product candidates are approved for a second or third line of therapy, the number of patients that may be eligible for treatment with our product candidates may turn out to be much lower than expected. In addition, we have not yet conducted market research to determine how treating physicians would expect to prescribe a product that is approved for multiple tumor types if there are different lines of approved therapies for each such tumor type.

A variety of risks associated with marketing our product candidates internationally may materially adversely affect our business.

We plan to eventually seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

•	differing regulatory requirements in foreign countries;
•	foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials or our interpretation of data from preclinical studies or clinical trials;
•	approval policies or regulations of foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval;
•	impact of the COVID-19 pandemic on our ability to produce our product candidates and conduct clinical trials in foreign countries;
•	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•	difficulties staffing and managing foreign operations;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign regulations;
•

challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•	business interruptions resulting from geo-political actions, including war and terrorism.

These and other risks associated with international operations may materially adversely affect our business, financial condition and results of operations.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

Our industry is intensely competitive and subject to rapid and significant technological change as well as strong defense of intellectual property. While we believe that our knowledge, experience and scientific resources provide us with competitive advantages, we face substantial competition from major pharmaceutical companies and biotechnology companies worldwide. Many of our competitors have significantly greater financial, technical and human resources. Smaller and early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. As a result, our competitors may discover, develop, license or commercialize products before or more successfully than we do.

In particular, we are aware of molecules in development that also are being explored for p53 upregulation/activation in various stages of clinical development being tested by Actavalon, Aprea Therapeutics, CDG Therapeutics, Cotinga Pharmaceuticals, Innovation Pharmaceuticals and Senhwa Biosciences, among others. We are also aware of selective small molecule inhibitors that are designed to target wild-type p53 containing tumors through the p53-murine double minute 2, or MDM2, interaction, which are in various stages of clinical development being tested by Aileron Therapeutics, Ascentage Pharma, Boehringer Ingelheim, Daiichi Sankyo (out-licensed worldwide rights to Rain Therapeutics), Kartos Therapeutics, Novartis and Roche, including testing MDM2 inhibitors in combination with a variety of other anti-cancer agents.

We face competition with respect to our current product candidates and will face competition with respect to future product candidates, from segments of the pharmaceutical, biotechnology and other related markets that pursue targeted therapies for patients with genetically-defined cancers. If PC14586 or our future product candidates do not offer sustainable advantages over competing products, we may otherwise not be able to successfully compete against current and future competitors.

Our competitors may obtain regulatory approval of their products more rapidly than we may or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. Our competitors may also develop drugs that are more effective, more convenient, more widely used and less costly or have a better safety profile than our products and these competitors may also be more successful than us in manufacturing and marketing their products.

In addition, we will likely need to develop our product candidates in collaboration with companion diagnostic companies, and we will face competition from other companies in establishing these future collaborations. Our competitors will also compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Furthermore, we also face competition more broadly across the market for cost-effective and reimbursable cancer treatments. The most common methods of treating patients with cancer are surgery, radiation and drug therapy, including chemotherapy, hormone therapy and targeted drug therapy or a combination of such methods. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. While our product candidates, if any are approved, may compete with these existing drug and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product candidates may not be competitive with them. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Insurers and other third-party payors may also encourage the use of generic products or specific branded products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic, including branded generic, products. As a result, obtaining market acceptance of, and gaining significant share of the market for, any of our product candidates that we successfully introduce to the market will pose challenges. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will be as our product candidates progress through clinical development.

Product candidates that we may successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products.

Our long-term prospects depend in part upon discovering, developing and commercializing additional product candidates, which may fail in development or suffer delays that adversely affect their commercial viability.

Our future operating results are dependent on our ability to successfully discover, develop, obtain regulatory approval for and commercialize product candidates beyond those we currently have in preclinical development. A product candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

The success of future product candidates we may develop will depend on many factors, including the following and the other factors relating to product development described elsewhere in this “Risk Factors” section:

•	generating sufficient data to support the initiation or continuation of clinical trials;
•	obtaining regulatory permission to initiate clinical trials;
•	contracting with the necessary parties to conduct clinical trials;
•	successful enrollment of patients in, and the completion of, clinical trials on a timely basis;
•	the timely manufacture of sufficient quantities of the product candidate for use in clinical trials; and
•	adverse events in the clinical trials.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize additional product candidates, which would materially adversely affect our business, financial condition and results of operations.

Even if we successfully advance any future product candidates into clinical development, their success will be subject to all of the clinical, regulatory and commercial risks described elsewhere in this “Risk Factors” section. Accordingly, we cannot assure you that we will ever be able to discover, develop, obtain regulatory approval of, commercialize or generate significant revenue from our future product candidates.

Our product candidates may cause significant adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could prevent regulatory approval, prevent market acceptance, limit their commercial potential or result in significant negative consequences.

If our product candidates are associated with undesirable side effects or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may adversely affect our business, financial condition and prospects significantly.

While we have not yet initiated clinical trials for any of our product candidates, as is the case with all oncology drugs, it is likely that there may be significant side effects associated with their use. PC14586 or future product candidates may be used in populations for which safety concerns may be reviewed by regulatory agencies. In addition, we expect that PC14586 will be studied in combination with other therapies, which may exacerbate adverse events associated with the therapy. Further, our product candidates will be used in patients that have weakened immune systems, which may exacerbate any potential side effects associated with their use. Patients treated with PC14586 or any of our future product candidates may also be undergoing surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, it is expected that some of the patients enrolled in our PC14586 clinical trials will die or experience major clinical events either during the course of our clinical trials or after participating in such trials. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects.

If further significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA, other comparable regulatory authorities or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance due to its tolerability versus other therapies. Any of these developments could materially adversely affect our business, financial condition and prospects. Further, if any of our product candidates obtains marketing approval, toxicities associated with such product candidates previously not seen during clinical testing may also develop after such approval and lead to a requirement to conduct additional clinical safety trials, additional contraindications, warnings and precautions being added to the drug label, significant restrictions on the use of the product or the withdrawal of the product from the market. We cannot predict whether our product candidates will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval based on preclinical studies or early stage clinical trials.

We expect to develop our current or future product candidates in combination with other therapies, which exposes us to additional risks.

We intend to develop our current or future product candidates in combination with one or more currently approved cancer therapies or therapies in development. For example, our preclinical studies have demonstrated robust tumor regression when sub-therapeutic doses of PC14586 were used in combination with anti-PD-1 therapy. Patients may not be able to tolerate PC14586 or any of our future product candidates in combination with other therapies or dosing of PC14586 or any of our future product candidates in combination with other therapies may have unexpected consequences. Even if any of our current or future product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates or our own products being removed from the market or being less successful commercially.

We may also evaluate our current or future product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or comparable foreign regulatory authorities. We will not be able to market and sell any product candidate in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval.

If the FDA or other comparable foreign regulatory authorities do not approve or withdraw their approval of these other therapies, or if safety, efficacy, commercial adoption, manufacturing or supply issues arise with the therapies we choose to evaluate in combination with PC14586 or any future product candidate, we may be unable to obtain approval of or successfully market any one or all of the current or future product candidates we develop. Additionally, if the third-party providers of therapies or therapies in development used in combination with our current or future product candidates are unable to produce sufficient quantities for clinical trials or for commercialization of our current or future product candidates, or if the cost of combination therapies are prohibitive, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

Interim, initial, “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or top-line data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could materially adversely affect our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the interim, top-line, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be adversely affected, which could materially adversely affect our business, financial condition and results of operations.

Even if we obtain regulatory approval of our product candidates, the products may not gain market acceptance among physicians, patients, hospitals, cancer treatment centers and others in the medical community.

The use of precision medicines as a potential cancer treatment is a recent development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community. Various factors will influence whether our product candidates are accepted in the market, including:

•	the clinical indications for which our product candidates are approved;
•	physicians, hospitals, cancer treatment centers and patients considering our product candidates as a safe and effective treatment;
•	the potential and perceived advantages of our product candidates over alternative treatments;
•	our ability to demonstrate the advantages of our product candidates over other cancer medicines;
•	the prevalence and severity of any side effects;
•	the prevalence and severity of any side effects for other precision medicines and public perception of other precision medicines;
•	product labeling or product insert requirements of the FDA or other regulatory authorities;
•	limitations or warnings contained in the labeling approved by the FDA;
•	the timing of market introduction of our product candidates as well as competitive products;
•	the cost of treatment in relation to alternative treatments;
•	the availability of adequate coverage, reimbursement and pricing by third-party payors and government authorities;
•	the willingness of patients to pay out-of-pocket in the absence of coverage by third-party payors and government authorities;
•	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and
•	the effectiveness of our sales and marketing efforts.

If our product candidates are licensed but fail to achieve market acceptance among physicians, patients, hospitals, cancer treatment centers or others in the medical community, we will not be able to generate significant revenue.

In addition, although our product candidates differ in certain ways from other precision medicine approaches, serious adverse events or deaths in other clinical trials involving precision medicines, even if not ultimately attributable to our product or product candidates, could result in increased government regulation, unfavorable public perception and publicity, potential regulatory delays in the testing or licensing of our product candidates, stricter labeling requirements for those product candidates that are licensed and a decrease in demand for any such product candidates.

Even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our products, are more cost effective or render our products obsolete.

The insurance coverage and reimbursement status of newly-approved products is uncertain. Our product candidates may become subject to unfavorable pricing regulations, third-party coverage and reimbursement practices, or healthcare reform initiatives, which would adversely affect our business. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs vary widely from country to country. In the United States, recently enacted legislation may materially change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we may develop obtain marketing approval.

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments such as gene therapy products. Sales of these or future product candidates that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Reimbursement by a third-party payor may depend upon a number of factors, including, but not limited to, the third-party payor’s determination that use of a product is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	neither experimental nor investigational.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medicines, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. No uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours. Reimbursement agencies in Europe may be more conservative than CMS. For example, a number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European countries. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products we may develop could have a material adverse effect on our business, financial condition and results of operations, our ability to raise capital needed to commercialize product candidates and our overall financial condition.

Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Our inability to promptly obtain coverage and profitable reimbursement rates third-party payors for any approved products that we develop could have a material adverse effect on our business, financial condition and results of operations, our ability to raise capital needed to commercialize products and our overall financial condition.

Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. In order to obtain reimbursement, physicians may need to show that patients have superior treatment outcomes with our products compared to standard of care drugs, including lower-priced generic versions of standard of care drugs. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

Additionally, we may develop companion diagnostic tests for use with our product candidates. We, or our collaborators, may be required to obtain coverage and reimbursement for these tests separate and apart from the coverage and reimbursement we seek for our product candidates, once approved. Even if we obtain regulatory approval or clearance for such companion diagnostics, there is significant uncertainty regarding our ability to obtain coverage and adequate reimbursement for the same reasons applicable to our product candidates. Medicare reimbursement methodologies, whether under Part A, Part B or clinical laboratory fee schedule may be amended from time to time, and we cannot predict what effect any change to these methodologies would have on any product candidate or companion diagnostic for which we receive approval. Our inability to promptly obtain coverage and adequate reimbursement from both third-party payors for the companion diagnostic tests that we develop and for which we obtain regulatory approval could have a material and adverse effect on our business, financial condition, results of operations and prospects.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face an inherent risk of product liability as a result of the planned clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates or products that we may develop;
•	injury to our reputation;
•	withdrawal of clinical trial participants
•	initiation of investigations by regulators;
•	costs to defend the related litigation;
•	diversion of management’s time and our resources;
•	substantial monetary awards to trial participants or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue;
•	exhaustion of any available insurance and our capital resources;
•	the inability to commercialize any product candidate; and
•	a decline in our share price.

Failure to obtain or retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with corporate collaborators. Although we have clinical trial insurance, our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

Our business entails a significant risk of product liability and if we are unable to obtain sufficient insurance coverage such inability could have an adverse effect on our business and financial condition.

Our business exposes us to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA or other comparable foreign regulatory authority investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs. FDA or other comparable foreign regulatory authority investigations could potentially lead to a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources and substantial monetary awards to trial participants or patients. We currently have product liability insurance that we believe is appropriate for our stage of development and may need to obtain higher levels prior to marketing any of our product candidates, if approved. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have an adverse effect on our business and financial condition.

We have never commercialized a product candidate before and may lack the necessary expertise, personnel and resources to successfully commercialize any products on our own or together with suitable collaborators.

We have never commercialized a product candidate and we currently have no sales force, marketing or distribution capabilities. To achieve commercial success for the product candidates which we may license to others, we will rely on the assistance and guidance of those collaborators. For product candidates for which we retain commercialization rights and marketing approval, we will have to develop our own sales, marketing and supply organization or outsource these activities to a third party.

Factors that may affect our ability to commercialize our product candidates, if approved, on our own include recruiting and retaining adequate numbers of effective sales and marketing personnel, developing adequate educational and marketing programs to increase public acceptance of our product candidates, ensuring regulatory compliance of our company, employees and third parties under applicable healthcare laws and other unforeseen costs associated with creating an independent sales and marketing organization. Developing a sales and marketing organization will be expensive and time-consuming and could delay the launch of our product candidates upon approval. We may not be able to build an effective sales and marketing organization. If we are unable to build our own distribution and marketing capabilities or to find suitable partners for the commercialization of our product candidates, we may not generate revenue from them or be able to reach or sustain profitability.

We currently have no marketing and sales organization and have no experience in marketing products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, if approved, we may not be able to generate product revenue.

We currently have no sales, marketing or distribution capabilities and have no experience in marketing products. We intend to develop an in-house marketing organization and sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.

If we are unable or decide not to establish internal sales, marketing and distribution capabilities, we will pursue arrangements with third-party sales, marketing and distribution collaborators regarding the sales and marketing of our products, if approved. However, there can be no assurance that we will be able to establish or maintain such arrangements on favorable terms or if at all, or if we are able to do so, that these third-party arrangements will provide effective sales forces or marketing and distribution capabilities. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates.

There can be no assurance that we will be able to develop in-house sales and distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product in the United States or overseas.

Risks Related to Regulatory Process and Other Legal Compliance Matters

The regulatory approval processes of the FDA and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our product candidates, we will not be able to commercialize, or will be delayed in commercializing, our product candidates, and our ability to generate revenue will be materially impaired.

We cannot commercialize product candidates in the United States without first obtaining regulatory approval from the FDA. Similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of our product candidates, including our lead product candidate PC14586, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for each targeted indication.

Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Further, our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval.

The process of obtaining regulatory approvals, both in the United States and abroad, is unpredictable, expensive and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations or changes in regulatory review for each submitted IND, NDA or equivalent application types, may cause delays in the approval or rejection of an application. For example, FDA has recently issued guidance on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the COVID-19 pandemic, including recordkeeping and implementation of contingency measures in response to the ongoing pandemic. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

•

the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials, including our proposed Phase 1/2 clinical trial design for PC14586, or require us to modify the design of our clinical trials, including additional procedures and contingency measures in response to the COVID-19 pandemic or as required by clinical sites, IRBs, FDA or other regulatory authorities;

•	the FDA or comparable foreign regulatory authorities may disagree with our tumor-agnostic development strategy;
•	the population studied in the clinical trial may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;
•

we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a drug candidate is safe and effective for its proposed indication, or a related companion diagnostic is suitable to identify appropriate patient populations;

•	the FDA or other comparable regulatory authorities may fail to approve companion diagnostic tests that may be required for our product candidates;
•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•

we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks, or that a product candidate has an acceptable benefit-risk ratio for its proposed indication;

•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•

the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;

•

the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures, specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;

•

our third-party contractors may fail to comply with regulatory requirements or otherwise fail or be unable to adequately perform their obligations to allow for the conduct of our planned or future clinical studies; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Of the large number of drugs in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would materially adversely affect our business, results of operations and prospects.

The FDA or a comparable foreign regulatory authority may require more information, including additional preclinical or clinical data to support approval, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program. If we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request (including failing to approve the most commercially promising indications), may grant approval contingent on the performance of costly post-marketing clinical studies, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate.

We may not be able to obtain orphan drug designation or obtain or maintain the benefits associated with orphan drug designation, such as orphan drug exclusivity and, even if we do, that exclusivity may not prevent the FDA or other comparable foreign regulatory authorities, from approving competing products.

As part of our business strategy, we may seek orphan drug designation, or ODD, for any eligible product candidates we develop, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing and making available the drug will be recovered from sales in the United States. Our target indications may include diseases with large patient populations or may include orphan indications. However, there can be no assurances that we will be able to obtain orphan designations for our product candidates.

In the United States, ODD entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has ODD subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity in the United States provides that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan product exclusivity or if FDA finds that the holder of the orphan exclusivity has not shown that it can ensure the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the product was designated. The applicable exclusivity period is 10 years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for ODD or if the drug is sufficiently profitable so that market exclusivity is no longer justified.

Even if we obtain ODD for a product candidate, we may not be able to obtain or maintain orphan drug exclusivity for that product candidate. We may not be the first to obtain marketing approval of any product candidate for which we have obtained ODD for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to ensure that we will be able to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the product candidate any advantage in the regulatory review or approval process.

We may seek and fail to obtain fast track or breakthrough therapy designations for our current or future product candidates. Even if we are successful, these programs may not lead to a faster development or regulatory review process, and they do not guarantee we will receive approval for any product candidate. We may also seek to obtain accelerated approval for one or more of our product candidates but the FDA may disagree that we have met the requirements for such approval.

If a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for fast track designation. In October 2020, we received fast track designation for PC14586 from the FDA. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular future product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Further, even though we have received fast track designation for PC14596, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may rescind the fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

We may also seek breakthrough therapy designation for any product candidate that we develop. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Like fast track designation, breakthrough therapy designation is within the discretion of the FDA. Accordingly, even if we believe a product candidate we develop meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if a product candidate we develop qualifies as a breakthrough therapy, the FDA may later decide that the drug no longer meets the conditions for qualification and rescind the designation.

Separately from fast track or breakthrough therapy designation, we may seek accelerated approval for one or more of our product candidates. A product candidate intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval if it is determined to have an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-approval clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. In addition, the FDA currently requires pre-approval of promotional materials for accelerated approval products, once approved. We cannot guarantee that the FDA will agree any of our product candidates has met the criteria to receive accelerated approval, which would require us to conduct additional clinical testing prior to seeking FDA approval. Even if any of our product candidates received approval through this pathway, the required post-approval confirmatory clinical trials may fail to verify the predicted clinical benefit of the product, and we may be required to remove the product from the market or amend the product label in a way that adversely impacts its marketing.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion and reimbursement of the product candidate in those countries. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and establishing and maintaining compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we or any future collaborator fail to comply with the regulatory requirements in international markets or fail to receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our potential product candidates will be adversely affected.

Preclinical and clinical development involves a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future clinical trial results. We may encounter substantial delays in clinical trials, or may not be able to conduct or complete clinical trials on the expected timelines, if at all. If our preclinical studies and clinical trials are not sufficient to support regulatory approval of any of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of such product candidate.

All of our lead product candidates are in preclinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Our clinical trials may not be conducted as planned or completed on schedule, if at all, and a failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Our preclinical studies and future clinical trials may not be successful.

We cannot be certain that our preclinical study and clinical trial results will be sufficient to support regulatory approval of our product candidates, or that FDA or other comparable regulatory authorities will find our planned clinical strategy to be acceptable. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Failure or delay can occur at any time during the clinical trial process. In addition, the COVID-19 pandemic is still evolving as of this time and much of its impact remains unknown, and it is impossible to predict the impact the COVID-19 pandemic may have on the development of our product candidates, our preclinical studies and clinical trials and our business.

Additionally, some of the clinical trials we conduct, including our planned PC14586 Phase 1/2 clinical trial, may be open-label in study design and may be conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge.

We may experience delays in obtaining the FDA’s authorization to initiate clinical trials, completing ongoing preclinical studies of our future product candidates and initiating our planned preclinical studies and clinical trials. Additionally, we cannot be certain that preclinical studies or clinical trials for our product candidates will begin on time, not require redesign, enroll an adequate number of research subjects or patients on time, or be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

•	the availability of financial resources to commence and complete clinical trials;
•	the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical trials;
•	the FDA or comparable foreign regulatory authorities disagreeing with our tumor-agnostic development strategy;
•	delays in obtaining regulatory approval or authorization to commence a clinical trial, including delays or issues relating to any future companion diagnostics which we may develop;
•

reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

•	obtaining IRB or ethics committee approval at each clinical trial site;
•	recruiting an adequate number of suitable patients to participate in a clinical trial;
•	the number of patients required for clinical trials of our product candidates may be larger than we anticipate;
•

the cost of clinical trials of our product candidates may be greater than we anticipate, for example, if we experience delays or challenges in identifying patients with the mutations required for our clinical trials, we may have to reimburse sites for genetic sequencing costs in order to encourage sequencing of additional patients;

•	having subjects complete a clinical trial or return for post-treatment follow-up;
•	clinical trial sites deviating from clinical trial protocol or dropping out of a clinical trial;
•	having third-party contractors fail to complete their obligations in a timely manner or failing to comply with applicable regulatory requirements;
•	addressing subject safety concerns that arise during the course of a clinical trial;
•	adding a sufficient number of clinical trial sites; or
•	obtaining sufficient product supply of product candidate for use in preclinical studies or clinical trials from third-party suppliers.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only moderately positive or if there are safety concerns, our business and results of operations may be adversely affected and we may incur significant additional costs. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such clinical trials are being conducted, by the Data Safety Monitoring Board, if any, for such clinical trial or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from the product candidates, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

Moreover, principal investigators for our future clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

If we experience delays in the completion, or termination, of any preclinical study or clinical trial of our product candidates, the commercial prospects of our product candidates may be adversely affected, and our ability to generate revenue from any of these product candidates will be delayed or not realized at all. In addition, any delays in completing our preclinical studies or clinical trials may increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may materially adversely affect our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. If one or more of our product candidates generally prove to be ineffective, unsafe or commercially unviable, our entire pipeline and platform would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

Changes in funding or disruptions at the FDA, the Securities and Exchange Commission and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the Securities and Exchange Commission, or SEC, and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including for 35 days beginning on December 22, 2018, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. In May 2020, FDA announced that it will continue to postpone domestic and foreign routine surveillance inspections due to COVID-19. While FDA indicated that it will consider alternative methods for inspections and could exercise discretion on a case-by-case basis to approve products based on a desk review, if a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Even if we receive regulatory approval of our product candidates, we will be subject to extensive ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries.

Following potential approval of any of our current or future product candidates, the FDA or other comparable regulatory authorities may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time consuming post-approval studies, post-market surveillance or clinical trials to monitor the safety and efficacy of the product. The FDA may also require a risk evaluation and mitigation strategy, or REMS, in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP requirements, good laboratory practice, or GLP, requirements and good clinical practice, or GCP, requirements, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of our product candidates, withdrawal of the product from the market or voluntary or mandatory product recalls;
•	manufacturing delays and supply disruptions where regulatory inspections identify observations of noncompliance requiring remediation;
•	revisions to the labeling, including limitation on approved uses or the addition of additional warnings, contraindications or other safety information, including boxed warnings;
•	imposition of a REMS, which may include distribution or use restrictions;
•	requirements to conduct additional post-market clinical trials to assess the safety of the product;
•	fines, warning or untitled letters or holds on clinical trials;
•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of approvals;
•	product seizure or detention, or refusal to permit the import or export of our product candidates; and
•	injunctions or the imposition of civil or criminal penalties.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance and review and approval of marketing applications. It is difficult to predict how these orders will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose restrictions on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates, if approved, and generate revenue.

Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Affordable Care Act, or ACA, was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjected biological products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Members of the U.S. Congress and the Trump administration have expressed an intent to pass legislation or adopt executive orders to fundamentally change or repeal parts of the ACA. While Congress has not passed repeal legislation to date, the Tax Cuts and JOBS Act, or Tax Act, repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a federal district court in Texas ruled the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. The Trump Administration and CMS have both stated that the ruling will have no immediate effect, and on December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, although it is unclear when or how the Supreme Court will rule. It is also unclear how other efforts to challenge, repeal or replace the ACA will impact the ACA or our business. We will continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. The Trump administration has concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until those appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. The loss of the cost share reduction payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay to third-party payors more than $12 billion in ACA risk corridor payments that they argued were owed to them. This was appealed to the U.S. Supreme Court, who reversed the Federal Circuit’s decision on April 27, 2020, and ruled that the government must make risk corridor payments.

Moreover, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices; however on December 20, 2019, President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repeals the Cadillac tax and the health insurance provider tax. It is impossible to determine whether similar taxes could be instated in the future. CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS has recently published a final rule that would give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Other legislative changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and was to remain in effect through 2029 unless additional Congressional action was taken. The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which was signed into law on March 27, 2020, designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget for fiscal year 2021 includes allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019.

Further, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Our revenue prospects could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future, including repeal, replacement or significant revisions to the ACA. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•	the demand for our product candidates, if we obtain regulatory approval;
•	our ability to set a price that we believe is fair for our products;
•	our ability to obtain coverage and reimbursement approval for a product;
•	our ability to generate revenue and achieve or maintain profitability;
•	the level of taxes that we are required to pay; and
•	the availability of capital.

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, if approved. In particular, while the FDA permits the dissemination of truthful and non-misleading information about an approved product, a manufacturer may not promote a product for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees, corporate integrity agreements or permanent injunctions under which specified promotional conduct must be changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, suppliers and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, suppliers and vendors acting for or on our behalf may engage in misconduct or other improper activities. Misconduct by these parties could include failures to comply with FDA regulations, provide accurate information to the FDA, comply with federal and state health care fraud and abuse laws and regulations, accurately report financial information or data or disclose unauthorized activities to us. In particular, research, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and material adversely affect to our reputation. We have adopted a code of conduct, but it is not always possible to identify and deter misconduct by these parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations.

Our business operations and current and future relationships with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. The laws that may affect our ability to operate include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment and exclusion from government healthcare programs. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;

•

federal civil and criminal false claims laws, including the False Claims Act, or FCA, which can be enforced through civil “qui tam” or “whistleblower” actions, and civil monetary penalty laws, impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other federal health care programs that are false or fraudulent; knowingly making or causing a false statement material to a false or fraudulent claim or an obligation to pay money to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing such an obligation. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the federal civil FCA, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

the federal Physician Payment Sunshine Act, created under the ACA and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to HHS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022,

•	these reporting obligations will extend to include payments and transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;
•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•

analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities; and state and local laws requiring the registration of pharmaceutical sales representatives.

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including our relationships with physicians and other healthcare providers, some of whom are compensated in the form of stock or stock options for services provided to us and may be in the position to influence the ordering of or use of our product candidates, if approved, may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment, which could affect our ability to operate our business. Further, defending against any such actions can be costly, time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

Data collection is governed by restrictive regulations governing the use, processing and cross-border transfer of personal information.

In connection with our planned clinical trials or enrollment or continued enrollment of patients in any future clinical trials, we will be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm in connection with our European activities. Further, the United Kingdom’s vote in favor of exiting the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated.

In the United States, most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations. HIPAA impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. Even when HIPAA does not apply, according to the Federal Trade Commission, or FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

In addition, certain states have enacted additional laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. By way of example, California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA went into effect on January 1, 2020, and the California Attorney General may bring enforcement actions for violations beginning July 1, 2020. The CCPA was amended on September 23, 2018, and it remains unclear what, if any, further modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation or adverse publicity and could materially adversely affect our business, financial condition and results of operations. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could adversely affect our business.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations may involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations may also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or commercialization efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Our research and development activities could be affected or delayed as a result of possible restrictions on animal testing.

Certain laws and regulations require us to test our product candidates on animals before initiating clinical trials involving humans. Animal testing activities have been the subject of controversy and adverse publicity. Animal rights groups and other organizations and individuals have attempted to stop animal testing activities by pressing for legislation and regulation in these areas and by disrupting these activities through protests and other means. To the extent the activities of these groups are successful, our research and development activities may be interrupted, delayed or become more expensive.

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions and other trade laws and regulations. We can face serious consequences for violations.

Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions and other trade laws and regulations, which are collectively referred to as Trade Laws, prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We also expect our non-U.S. activities to increase in time. We plan to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to Our Business

We are highly dependent on our key personnel and anticipate hiring new key personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our Chief Executive Officer and President, our Chief Operating Officer and Chief Financial Officer and our Chief Medical Officer. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could materially adversely affect our business, financial condition and results of operations. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources in our employee recruitment and retention efforts.

Many of the other biotechnology companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide higher compensation, more diverse opportunities and better prospects for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can discover, develop and commercialize our product candidates will be limited and the potential for successfully growing our business will be adversely affected.

Additionally, we rely on our founders and other scientific and clinical advisors and consultants to assist us in formulating our research, development and clinical strategies. These advisors and consultants are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, these advisors and consultants typically will not enter into non-compete agreements with us. If a conflict of interest arises between their work for us and their work for another entity, we may lose their services. Furthermore, our advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours. In particular, if we are unable to maintain consulting relationships with our scientific founders or if they provide services to our competitors, our development and commercialization efforts will be impaired and our business will be materially adversely affected.

In order to successfully implement our plans and strategies, we will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of September 30, 2020, we had 39 full-time employees, including 32 employees engaged in research and development activities. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, maintaining and motivating additional employees;
•

managing our internal development efforts effectively, including the clinical, FDA and other comparable foreign regulatory agencies’ review process for PC14586 and any future product candidates, while complying with any contractual obligations to contractors and other third parties we may have; and

•	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully develop and, if approved, commercialize PC14586 and future product candidates will depend, in part, on our ability to effectively manage any future growth. Our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of clinical development and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third-party service providers is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of PC14586 and any future product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize PC14586 and future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

Our internal computer systems, or those of any of our CROs, manufacturers, other contractors or consultants or potential future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems, and those of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, our data. For example, companies have experienced an increase in phishing and social engineering attacks from third parties in connection with the COVID-19 pandemic. To the extent that any disruption or security breach were to result in a loss, destruction, unavailability, alteration or dissemination of, or damage to, our data or applications, or for it to be believed or reported that any of these occurred, we could incur liability and reputational damage and the development and commercialization of our product candidates could be delayed. We cannot assure you that our data protection efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, will prevent significant breakdowns or breaches in systems or other cyber incidents that cause loss, destruction, unavailability, alteration or dissemination of, or damage to, our data that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or security breaches could result in the loss, misappropriation and/or unauthorized access, use or disclosure of, or the prevention of access to, data (including trade secrets or other confidential information, intellectual property, proprietary business information and personal information), which could result in financial, legal, business and reputational harm to us. For example, any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

Notifications and follow-up actions related to a security incident could impact our reputation and cause us to incur significant costs, including legal expenses and remediation costs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. We expect to incur significant costs in an effort to detect and prevent security incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security incident were to result in a loss, destruction or alteration of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could be exposed to litigation and governmental investigations, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines or penalties for any noncompliance with certain state, federal and/or international privacy and security laws.

Our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption in or, failure or security breach of our systems or third-party systems where information important to our business operations or commercial development is stored. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention.

Business disruptions could materially adversely affect our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our CROs, CMOs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, pandemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously adversely affect our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be limited.

Our net operating loss, or NOL, carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Our federal NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 taxable years, and therefore could expire unused. Under the Tax Act, as amended by the CARES Act, our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of federal NOLs generated in tax years beginning after December 31, 2017 is limited to 80% of current year taxable income.

As of December 31, 2018 and 2019, we had federal NOL carryforwards of $43.0 million and $66.4 million, respectively. As of December 31, 2018, we had state NOL carryforwards for New Jersey, California and Massachusetts of approximately $38.8 million, $4.9 million and $0.4 million, respectively. As of December 31, 2019, we had state NOL carryforwards for New Jersey, California and Massachusetts of approximately $61.5 million, $4.9 million and $0.9 million, respectively. The federal and state NOL carryforwards expire beginning in the year 2033. We also had federal and state research and development credit carryforwards of approximately $1.7 million and $2.2 million, respectively, as of December 31, 2018 and 2019. The federal credits will begin to expire in 2034 if not utilized. The California state credits carryforward indefinitely and the New Jersey state credits expire starting in 2021.

In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a cumulative change (by value) in the corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change taxable income or tax liabilities may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. We have not conducted any studies to determine whether we have experienced an ownership change or the annual limitations, if any, that could result from such an ownership change. Our ability to utilize our NOLs and certain other tax attributes could be limited by an ownership change as described above and consequently, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations.

A portion of our chemistry-based product development and sourcing of certain manufacturing raw materials for our product candidates takes place in China through third-party manufacturers. A significant disruption in the operation of those manufacturers, a trade war or political unrest in China could materially adversely affect our business, financial condition and results of operations.

We currently contract certain product development and manufacturing operations to third parties outside the United States, including in China, and we expect to continue to use such third-party manufacturers for such product candidates. Any disruption in production or inability of our manufacturers in China to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidates. Furthermore, since these manufacturers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United

States or Chinese governments, political unrest or unstable economic conditions in China. For example, a trade war could lead to tariffs on the chemical intermediates we use that are manufactured in China. Any of these matters could materially adversely affect our business, financial condition and results of operations. Any recall of the manufacturing lots or similar action regarding our product candidates used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currency in China. Future appreciation of the local currency could increase our costs. In addition, our labor costs could continue to rise as wage rates increase due to increased demand for skilled laborers and the availability of skilled labor declines in China.

Risks Related to Reliance on Third Parties

We currently rely, and plan to rely in the future, on third parties to conduct and support our preclinical studies and clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

We have utilized and plan to continue to utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, CMOs and strategic partners to conduct and support our preclinical studies and clinical trials under agreements with us. We are continuing to build our internal chemistry, manufacturing and controls, biology and preclinical development capabilities to supplement activities conducted by third parties on our behalf. As part of this personnel build out, we may incur additional costs or experience delays in engaging directly with other third-party CROs and CMOs.

We expect to have to negotiate budgets and contracts with CROs, trial sites and CMOs and we may not be able to do so on favorable terms, which may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our preclinical studies and clinical trials, and we control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing and completion of these preclinical studies and clinical trials and the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with pharmaceutical product produced under cGMP regulations and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting our clinical trials will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our product candidates. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be adversely affected, our costs could increase and our ability to generate revenue could be delayed.

Switching or adding third parties to conduct our preclinical studies and clinical trials involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines.

We currently rely and expect to rely in the future on the use of manufacturing suites in third-party facilities or on third parties to manufacture our product candidates, and we may rely on third parties to produce and process our products, if approved. Our business could be adversely affected if we are unable to use third-party manufacturing suites or if the third-party manufacturers fail to provide us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels or prices.

We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and must currently rely on outside vendors to manufacture our product candidates. We have not yet caused our product candidates to be manufactured on a commercial scale and may not be able to do so for any of our product candidates. We will need to negotiate and maintain contractual arrangements with these outside vendors for the supply of our product candidates and we may not be able to do so on favorable terms. We have not yet caused any product candidates to be manufactured on a commercial scale and may not be able to do so for any of our product candidates, if approved.

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA or other comparable foreign regulatory authorities following inspections that will be conducted after we submit an application to the FDA or other comparable foreign regulatory authorities. We may not control the manufacturing process of, and may be completely dependent on, our contract manufacturing partners for compliance with cGMP requirements and any other regulatory requirements of the FDA or other regulatory authorities for the manufacture of our product candidates. Beyond periodic audits, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would require the incurrence of significant additional costs and materially adversely affect our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Similarly, if any third-party manufacturers on which we will rely fail to manufacture quantities of our product candidates at quality levels necessary to meet regulatory requirements and at a scale sufficient to meet anticipated demand at a cost that allows us to achieve profitability, our business, financial condition and prospects could be materially and adversely affected.

Our anticipated reliance on a limited number of third-party manufacturers exposes us to a number of risks, including the following:

•

we may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must inspect any manufacturers for cGMP compliance as part of our marketing application;

•	a new manufacturer would have to be educated in, or develop substantially equivalent processes for, the production of our product candidates;
•	our third-party manufacturers might be unable to timely manufacture our product candidates or produce the quantity and quality required to meet our clinical and commercial needs, if any;
•	contract manufacturers may not be able to execute our manufacturing procedures and other logistical support requirements appropriately;
•

our future contract manufacturers may not perform as agreed, may not devote sufficient resources to our product candidates or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products, if any;

•

manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards and we have no control over third-party manufacturers’ compliance with these regulations and standards;

•	we may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our product candidates;
•	our third-party manufacturers could breach or terminate their agreements with us;
•

raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier, may not be available or may not be suitable or acceptable for use due to material or component defects;

•	our contract manufacturers and critical reagent suppliers may be subject to inclement weather, as well as natural or man-made disasters; and
•

our contract manufacturers may have unacceptable or inconsistent product quality success rates and yields, and we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel.

Our business could be materially adversely affected by business disruptions to our third-party providers that could materially adversely affect our potential future revenue and financial condition and increase our costs and expenses. Each of these risks could delay or prevent the completion of our clinical trials or the approval of any of our product candidates by the FDA, result in higher costs or adversely impact commercialization of our product candidates. In addition, we will rely on third parties to perform certain specification tests on our product candidates prior to delivery to patients. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm and the FDA could place significant restrictions on our company until deficiencies are remedied.

We currently, and may in the future, depend on single-source suppliers for some of the ingredients, components and materials used in, and the manufacturing processes required to develop, our product candidates.

We currently, and may in the future, depend on single-source suppliers for some of the ingredients, components and materials used in, and manufacturing processes required to develop, our product candidates. There are, for certain of these components, relatively few alternative sources of supply and there is limited need for multiple suppliers at this stage of our business. We cannot ensure that these suppliers or service providers will remain in business, have sufficient capacity or supply to meet our needs or that they will not be purchased by one of our competitors or another company that is not interested in continuing to work with us. Our use of single-source suppliers of raw materials, ingredients, components, key processes and finished goods exposes us to several risks, including disruptions in supply, price increases or late deliveries. These suppliers may be unable or unwilling to meet our future demands for our clinical trials or commercial sale. Establishing additional or replacement suppliers for these components, materials and processes could take a substantial amount of time and it may be difficult to establish replacement suppliers who meet regulatory requirements. Any disruption in supply from any single-source supplier or service provider could lead to supply delays or interruptions which would materially adversely affect our business, financial condition and results of operations.

If we have to switch to a replacement supplier, the manufacture and delivery of our product candidates may be interrupted for an extended period, which could materially adversely affect our business. Establishing additional or replacement suppliers for any of the components or processes used in or for our product candidates, if required, may not be accomplished quickly and would create increased cost. If we are able to find a replacement supplier, the replacement supplier would need to be qualified, would need to process our technology transfer and may require additional regulatory authority approval, which could result in further delay. While we seek to maintain adequate inventory of the single-source ingredients, components and materials used in our products, any interruption or delay in the supply of ingredients, components or materials or our inability to obtain ingredients, components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand for our product candidates.

If our third-party manufacturers use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical and biological materials, by our third-party manufacturers. Our manufacturers are subject to federal, state and local laws and regulations in the United States governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

Our manufacturing process needs to comply with FDA regulations relating to the quality and reliability of such processes. Any failure by us or our third-party manufacturers to comply with relevant regulations could result in delays in or termination of our clinical programs and suspension or withdrawal of any regulatory approvals.

In order to commercially produce our products either at our own facility or at a third party’s facility, we will need to comply with the FDA’s cGMP regulations and guidelines. We may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We are subject to inspections by the FDA and comparable foreign regulatory authorities to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture, fill-finish, packaging or storage of our precision medicines as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our product candidates, including leading to significant delays in the availability of our precision medicines for our clinical trials or the termination of or suspension of a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant non-compliance could also result in the imposition of sanctions, including warning or untitled letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation and our business.

We may, in the future, form or seek collaborations or strategic alliances or enter into licensing arrangements, and we may not realize the benefits of such collaborations, alliances or licensing arrangements.

We may, in the future, form or seek strategic alliances, create joint ventures or collaborations, or enter into licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business.

In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy and obtain marketing approval.

Further, collaborations involving our product candidates are subject to numerous risks, which may include the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to a collaboration;
•

collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization of our product candidates based on clinical trial results, changes in their strategic focus due to the acquisition of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;

•

collaborators may delay clinical trials, provide insufficient funding for a clinical trial, stop a clinical trial, abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates;
•	a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to their marketing and distribution;
•

collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;

•

disputes may arise between us and a collaborator that cause the delay or termination of the research, development or commercialization of our product candidates, or that result in costly litigation or arbitration that diverts management attention and resources;

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates; and
•

collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to commercialize such intellectual property.

As a result, if we enter into future collaboration agreements and strategic partnerships or license our product candidates, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction. Any delays in entering into future collaborations or strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates in certain geographies for certain indications, which would harm our business prospects, financial condition and results of operations.

If we decide to establish collaborations, but are not able to establish those collaborations on commercially reasonable terms, we may have to alter our development and commercialization plans.

Our product development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. We may seek, in the future, to selectively form collaborations to expand our capabilities, potentially accelerate research and development activities and provide for commercialization activities by third parties. Any of these relationships may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business.

We would face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or comparable foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of intellectual property and industry and market conditions generally. The potential collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate. Further, we may not be successful in our efforts to establish a collaboration or other alternative arrangements for product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view them as having the requisite potential to demonstrate safety and efficacy.

In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. Even if we are successful in entering into a collaboration, the terms and conditions of that collaboration may restrict us from entering into future agreements on certain terms with potential collaborators.

If and when we seek to enter into collaborations in the future, we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

If conflicts arise between us and our future collaborators or strategic partners, these parties may act in a manner adverse to us and could limit our ability to implement our strategies.

If conflicts arise between our future corporate or academic collaborators or strategic partners and us, the other party may act in a manner adverse to us and could limit our ability to implement our strategies. Future collaborators or strategic partners may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by the collaborators or strategic partners or to which the collaborators or strategic partners have rights, may result in the withdrawal of partner support for our current or future product candidates. Our current or future collaborators or strategic partners may preclude us from entering into collaborations with their competitors, fail to obtain timely regulatory approvals, terminate their agreements with us prematurely, or fail to devote sufficient resources to the development and commercialization of products. Any of these developments could adversely affect our product development efforts.

If we engage in future acquisitions or strategic partnerships, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

From time to time, we evaluate various acquisition opportunities and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:

•	increased operating expenses and cash requirements;
•	the assumption of additional indebtedness or contingent liabilities;
•	the issuance of our equity securities;
•	assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;

•	the diversion of our management’s attention from our existing programs and initiatives in pursuing such a strategic merger or acquisition;
•	retention of key employees, the loss of key personnel and uncertainties in our ability to maintain key business relationships;
•	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and marketing approvals; and
•

our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

In addition, if we undertake acquisitions or pursue partnerships in the future, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and/or acquire intangible assets that could result in significant future amortization expense.

Risks Related to Intellectual Property

If we are unable to obtain and maintain sufficient patent and other intellectual property protection for our product candidates and technology, our competitors could develop and commercialize products and technology similar or identical to ours, and we may not be able to compete effectively in our market or successfully commercialize any product candidates we may develop.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. We will only be able to protect our product candidates, proprietary technologies and their uses from unauthorized use by third parties to the extent that valid and enforceable patents or trade secret protections cover them. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

Composition-of-matter patents on the active pharmaceutical ingredient are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as such patents provide protection without regard to any method of use. Method-of-use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our products for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method-of use patents, the practice is common and such infringement is difficult to prevent or prosecute.

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own may fail to result in issued patents in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability, inventorship or scope thereof. Such a challenge may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents and patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. This will require us to be cognizant of the time from invention to filing of a patent application.

In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our drug discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. We may also rely on trade secret protection as temporary protection for concepts that may be included in a future patent filing. However, trade secret protection will not protect us from innovations that a competitor develops independently of our proprietary know how. If a competitor independently develops a technology that we protect as a trade secret and files a patent application on that technology, then we may not be able to patent that technology in the future, may require a license from the competitor to use our own know-how, and if the license is not available on commercially-viable terms, then we may not be able to launch our product. Although we require all of our employees to assign their inventions to us, and require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in our market, and this scenario could materially adversely affect our business, financial condition and results of operations.

Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to protect our intellectual property rights throughout the world.

Our commercial success will depend in large part on obtaining and maintaining patent, trademark and trade secret protection of our proprietary technologies and our product candidates. These candidates include PC14586 and others, their respective components, formulations, methods used to manufacture them and methods of treatment. Our commercial success will also depend on successfully defending these patents against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

The patenting process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, we may not pursue or obtain patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Our pending and future patent applications may not result in issued patents that protect our technology or products, in whole or in part. In addition, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technologies.

If we delay in filing a patent application, and a competitor files a patent application on the same or a similar technology before we do, we may face a limited ability to secure patent rights. We may not be able to patent the technology at all. Even if we can patent the technology, we may be able to patent only a limited scope of the technology, and the limited scope may be inadequate to protect our products, or to block competitor products that are similar or adjacent to ours. Our earliest patent filings have been published. A competitor may review our published patents and arrive at the same or similar technology advances for our products as we developed. If the competitor files a patent application on such an advance before we do, then we may no longer be able to protect the technology, we may require a license from the competitor, and if the license is not available on commercially-viable terms, then we may not be able to launch our product.

In the future we may in-license intellectual property from licensors. We may rely on these licensors to file and prosecute patent applications and maintain patents and otherwise protect the intellectual property we license from them. We may have limited control over these activities or any other intellectual property that may be in-licensed. For example, we cannot be certain that such activities by licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. We may have limited control over the manner in which our licensors initiate an infringement proceeding against a third-party infringer of the intellectual property rights, or defend certain of the intellectual property that is licensed to us. It is possible that the licensors’ infringement proceeding or defense activities may be less vigorous than had we conducted them ourselves.

The growth of our business may depend in part on our ability to acquire or in-license additional proprietary rights. For example, our programs may involve additional product candidates that may require the use of additional proprietary rights held by third parties. Our product candidates may also require specific formulations to work effectively and efficiently. These formulations may be covered by intellectual property rights held by others. We may develop products containing our compounds and pre-existing pharmaceutical compounds. These pharmaceutical compounds may be covered by intellectual property rights held by others. We may be required by the FDA or comparable foreign regulatory authorities to provide a companion diagnostic test or tests with our product candidates. These diagnostic test or tests may be covered by intellectual property rights held by others. We may be unable to acquire or in-license any relevant third-party intellectual property rights that we identify as necessary or important to our business operations. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, which would adversely affect our business. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license under such intellectual property rights, any such license may be non-exclusive, and may allow our competitors access to the same technologies licensed to us.

Additionally, we may sometimes collaborate with academic institutions to accelerate our preclinical research or development under written agreements with these institutions. These institutions may provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to others, potentially blocking our ability to pursue our program. If we are unable to successfully obtain rights to required third-party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of such program and our business and financial condition could suffer.

The licensing and acquisition of third-party intellectual property rights is a competitive practice, and companies that may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive for commercializing our product candidates. More established companies may have a competitive advantage over us due to their larger size and cash resources or greater clinical development and commercialization capabilities. There can be no assurance that we will be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates that we may seek to acquire.

During the course of business we have decided not to pursue certain products or processes and have terminated certain corresponding intellectual property license agreements, and we may do so again in the future. If it is later determined that our activities or product candidates infringe this intellectual property we may be liable for damages, enhanced damages or subjected to an injunction, any of which could have a material adverse effect on our business.

The patent position of pharmaceutical and biotechnology companies generally is highly uncertain and involves complex legal and factual questions for which many legal principles remain unresolved. In recent years, patent rights have been the subject of significant litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued in the United States or in other jurisdictions which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. In addition, the U.S. Patent and Trademark Office, or USPTO, might require that the term of a patent issuing from a pending patent application be disclaimed and limited to the term of another patent that is commonly owned or names a common inventor. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain.

Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner. The issuance of a patent is not conclusive as to its scope, validity or enforceability, and our owned and in-licensed patents may be challenged in the courts or patent offices in the United States and abroad. For example, we may become involved in opposition, interference, derivation, inter partes review or other proceedings challenging our patent rights, and the outcome of any proceedings are highly uncertain. Such challenges may result in the patent claims of our owned or in-licensed patents being narrowed, invalidated or held unenforceable, which could limit our ability to stop or prevent us from stopping others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours or otherwise provide us with a competitive advantage.

We also may rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect, and we have limited control over the protection of trade secrets used by our collaborators and suppliers. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors or use such information to compete with us. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. If our confidential or proprietary information is divulged to or acquired by third parties, including our competitors, our competitive position in the marketplace will be adversely affected and this would have a material adverse effect on our business.

If any of our patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates. Likewise, our current patents covering our proprietary technologies and our product candidates are expected to expire through 2037, without taking into account any possible patent term adjustments or extensions. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects.

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some countries do not protect intellectual property rights to the same extent as laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other countries. Competitors may use our technologies in countries where we have not obtained patent protection to develop their own products and further, may infringe our patents in territories where we have patent protection, but enforcement is not as strong as in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in certain countries. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement or protection of patents, trade secrets and other intellectual property, particularly those relating to pharmaceutical and biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign countries could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. We have contract research and manufacturing relationships with contract organizations that operate in certain countries that are at heightened risk of theft of technology, data and intellectual property through direct intrusion by private parties or foreign actors, including those affiliated with or controlled by state actors. Accordingly, our efforts to protect or enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated if we fail to comply with these requirements.

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment (such as annuities) and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

Any issued patents we may own covering our product candidates could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad, including the USPTO.

Any of our intellectual property rights could be challenged or invalidated despite measures we take to obtain patent and other intellectual property protection with respect to our product candidates and proprietary technology. For example, if we were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the U.S. and in some other jurisdictions, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld material information from the USPTO or the applicable foreign counterpart, or made a misleading statement, during prosecution. A litigant or the USPTO itself could challenge our patents on this basis even if we believe that we have conducted our patent prosecution in accordance with the duty of candor and in good faith. The outcome following such a challenge is unpredictable.

With respect to challenges to the validity of our patents, there might be invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on a product candidate. Even if a defendant does not prevail on a legal assertion of invalidity and/or unenforceability, our patent claims may be construed in a manner that would limit our ability to enforce such claims against the defendant and others. The cost of defending such a challenge, particularly in a foreign jurisdiction, and any resulting loss of patent protection could have a material adverse impact on one or more of our product candidates and our business. Enforcing our intellectual property rights against third parties may also cause such third parties to file other counterclaims against us, which could be costly to defend, particularly in a foreign jurisdiction, and could require us to pay substantial damages, cease the sale of certain products or enter into a license agreement and pay royalties (which may not be possible on commercially reasonable terms or at all). Any efforts to enforce our intellectual property rights are also likely to be costly and may divert the efforts of our scientific and management personnel.

We may become involved in lawsuits or litigation at the USPTO to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

Competitors may infringe or otherwise violate our patents, trademarks, copyrights or other intellectual property. To counter infringement or other violations, we may be required to file claims, which can be expensive and time consuming. Any such claims could provoke these parties to assert counterclaims against us, including claims alleging that we infringe their patents or other intellectual property rights. In addition, in a patent infringement proceeding, a court may decide that one or more of the patents we assert is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to prevent the other party from using the technology at issue on the grounds that our patents do not cover the technology. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In such a case, we could ultimately be forced to cease use of such marks. In any intellectual property litigation, even if we are successful, any award of monetary damages or other remedy we receive may not be commercially valuable.

If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such product candidate. In addition, if the breadth or strength of protection provided by our patents and patent applications or those of our future licensors is threatened, it could dissuade other companies from collaborating with us to license, develop or commercialize current or future product candidates. Such a loss of patent protection would have a material adverse impact on our business.

Even if resolved in our favor, litigation or other legal proceedings relating to our intellectual property rights may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or other legal proceedings relating to our intellectual property rights, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or other proceedings.

We may be required to protect our patents through procedures created to attack the validity of a patent at the USPTO. The USPTO hears post-grant proceedings, including PGR, IPR and derivation proceedings. An adverse determination in any such submission or proceeding could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Thus, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product candidate, we may be open to competition from competitive medications, including generic medications. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours for a meaningful amount of time, or at all.

Depending upon the timing, duration and conditions of any FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, and similar legislation in the European Union and certain other countries. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. Only one patent per approved product can be extended, the extension cannot extend the total patent term beyond 14 years from approval and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for the applicable product candidate will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be expected, and our competitive position, business, financial condition, results of operations and prospects could be materially adversely affected.

Also, there are detailed rules and requirements regarding the patents that may be submitted to the FDA for listing in the Approved Drug Products with Therapeutic Equivalence Evaluations, or Orange Book. We may be unable to obtain patents covering our product candidates that contain one or more claims that satisfy the requirements for listing in the Orange Book. Even if we submit a patent for listing in the Orange Book, the FDA may decline to list the patent, or a manufacturer of generic drugs may challenge the listing. If one of our product candidates is approved and a patent covering that product candidate is not listed in the Orange Book, a manufacturer of generic drugs would not have to provide advance notice to us of any abbreviated new drug application filed with the FDA to obtain permission to sell a generic version of such product candidate. Any of the foregoing could adversely affect our competitive position, business, financial condition, results of operations and prospects.

Changes in U.S. patent law, or laws in other countries, could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve a high degree of technological and legal complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time consuming and inherently uncertain. Changes in either the patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property and may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. In addition, Congress or other foreign legislative bodies may pass patent reform legislation that is unfavorable to us. United States Congress has in recent years considered legislation to reduce the term of certain drug patents in order to ease generic entry and increase competition. Evolving judicial interpretation of patent law could also adversely affect our business. For example, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents we might obtain in the future.

We may be subject to claims challenging the inventorship of our patents and other intellectual property.

We may be subject to claims that former employees, collaborators or other third parties have an interest in our patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our product candidates. Also, former employees may become employed by competitors who develop similar technology, and could assist the competitor in designing around our patents. While it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our and their assignment agreements may not be self-executing or may be breached, and litigation may be necessary to defend against these and other claims challenging inventorship or our ownership of our patents, trade secrets or other intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We use and will continue to use registered and/or unregistered trademarks or trade names to brand and market ourselves and our products. Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names. Our efforts to enforce or protect our proprietary rights related to trademarks, trade names, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain. Defending against such law suits will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.

Our commercial success depends upon our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields relating to our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that others may assert our product candidates infringe the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our product candidates, technologies or methods.

In addition, because some patent applications in the United States may be maintained in secrecy until the patents are issued, patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our issued patents or our pending applications, or that we were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering our products or technology similar to ours. Any such patent application may have priority over our patent applications or patents, which could require us to obtain rights to issued patents covering such technologies.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries generally. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates and/or proprietary technologies infringe their intellectual property rights.

If a third party claims that we infringe its intellectual property rights, we may face a number of issues, including, but not limited to: infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business; substantial damages for infringement, which we may have to pay if a court decides that the product candidate or technology at issue infringes on or violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees; a court prohibiting us from developing, manufacturing, marketing or selling our product candidates, or from using our proprietary technologies, unless the third party licenses its product rights to us; however, the third party is not required to grant the license; if a license is available from a third party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our products; and redesigning our product candidates or processes so they do not infringe; redesign may not be possible or may require substantial monetary expenditures and time.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations or could otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

We may choose to challenge the patentability of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-exam, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third party’s patent in patent opposition proceedings in the EPO, or other foreign patent office. The costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates or proprietary technologies.

Intellectual property litigation may lead to unfavorable publicity that harms our reputation and causes the market price of our common stock to decline.

During the course of any intellectual property litigation, there could be public announcements of the initiation of the litigation as well as results of hearings, rulings on motions and other interim proceedings in the litigation. If securities analysts or investors regard these announcements as negative, the perceived value of our existing products, programs or intellectual property could be diminished. Accordingly, the market price of shares of our common stock may decline. Such announcements could also harm our reputation or the market for our future products, which could have a material adverse effect on our business.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information or alleged trade secrets of third parties or competitors or are in breach of non-competition or non-solicitation agreements with our competitors or their former employers.

As is common in the biotechnology and pharmaceutical industries, we employ individuals and engage the services of consultants who previously worked for other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers, or that our consultants have used or disclosed trade secrets or other proprietary information of their former or current clients. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. This type of litigation or proceeding could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other intellectual property related proceedings could adversely affect our ability to compete in the marketplace.

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We may in the future enter into license agreements with third parties under which we receive rights to intellectual property that are important to our business. These intellectual property license agreements may impose on us various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations. If we fail to comply with our obligations under these agreements, or we are subject to bankruptcy-related proceedings, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license.

We may also in the future enter into license agreements with third parties under which we are a sublicensee. If our sublicensor fails to comply with its obligations under its upstream license agreement with its licensor, the licensor may have the right to terminate the upstream license, which may terminate our sublicense. If this were to occur, we would no longer have rights to the applicable intellectual property unless we are able to secure our own direct license with the owner of the relevant rights, which we may not be able to do on reasonable terms, or at all, which may impact our ability to continue to develop and commercialize our product candidates incorporating the relevant intellectual property.

We may need to obtain licenses in the future from third parties to advance our research or allow commercialization of our product candidates, and we cannot provide any assurances that there are no third-party patents which might be enforced against our product candidates in the absence of such a license. We may fail to obtain any of these licenses on commercially reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could materially harm our business and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation. Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;
•	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•	our right to sublicense patents and other rights to third parties;
•

our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations;

•	our right to transfer or assign the license; and
•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

If disputes over intellectual property that we license in the future prevent or impair our ability to maintain our licensing arrangements on acceptable terms, we may not be able to successfully develop and commercialize the affected product candidates, which would have a material adverse effect on our business.

In addition, certain of our future agreements with third parties may limit or delay our ability to consummate certain transactions, may impact the value of those transactions, or may limit our ability to pursue certain activities. For example, we may in the future enter into license agreements that are not assignable or transferable, or that require the licensor’s express consent in order for an assignment or transfer to take place.

Risks Related to Ownership of Our Common Stock

The price of our stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

•	the results of our ongoing, planned or any future preclinical studies, clinical trials or clinical development programs;
•	the commencement, enrollment, or results of clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;

•	adverse results or delays in preclinical studies and clinical trials;
•

our decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial, including due to the suspension of a clinical trial by the FDA or other regulatory authorities;

•	any delay in our regulatory filings or any adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;
•	adverse developments concerning our manufacturers or our manufacturing plans;
•	our inability to obtain adequate product supply for any licensed product or inability to do so at acceptable prices;
•	our inability to establish collaborations if needed;
•	our failure to commercialize our product candidates;
•	additions or departures of key scientific or management personnel;
•	unanticipated serious safety concerns related to the use of our product candidates;
•	introduction of new products or services offered by us or our competitors;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	our ability to effectively manage our growth;
•	the size and growth of our initial cancer target markets;
•	our ability to successfully treat additional types of cancers or at different stages;
•	actual or anticipated variations in quarterly operating results;
•	our cash position;
•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•	publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	changes in the market valuations of similar companies;
•	overall performance of the equity markets;
•	sales of our common stock by us or our stockholders in the future;
•	expiration of lock-up agreements;
•	trading volume of our common stock;
•	changes in accounting practices;
•	ineffectiveness of our internal controls;
•	disputes or other developments relating to intellectual property or proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including intellectual property or stockholder litigation;
•	the impact of any natural disasters or public health emergencies, such as the COVID-19 pandemic;
•	general economic, political, industry and market conditions, including the impending presidential election in the United States in 2020; and
•	other events or factors, many of which are beyond our control.

The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and adverse impact on the market price of our common stock.

In addition, the stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In particular, the trading prices for pharmaceutical, biopharmaceutical and biotechnology companies have been highly volatile as a result of the COVID-19 pandemic. In addition, broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would materially adversely affect our business, financial condition and results of operation.

An active trading market for our common stock may not continue to develop or be sustained.

Prior to the closing of our IPO in September 2020, there was no public trading market for our common stock. Although our common stock is listed on the Nasdaq Global Select Market, the market for our shares has demonstrated varying levels of trading activity. We cannot predict the prices at which our common stock will trade or whether an active trading market will be sustained in the future. The lack of an active market may impair investors’ ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable, may reduce the market value of their shares and may impair our ability to raise capital.

If securities or industry analysts do not publish research or reports, or if they publish adverse or misleading research or reports, regarding us, our business or our market, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that securities or industry analysts publish about us, our business or our market. If no or few securities or industry analysts commence coverage of us, our stock price would be negatively impacted. If any of the analysts who cover us issue adverse or misleading research or reports regarding us, our business model, our intellectual property, our stock performance or our market, or if our operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships, alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

As of September 30, 2020, we had 44,773,748 shares of common stock outstanding. Of these shares, approximately 13,529,750 shares are freely tradable and substantially all of the remaining shares of common stock will be available for sale in the public market beginning in March 2021 following the scheduled expiration of lock-up agreements that certain of our stockholders and the underwriters entered into in connection with our IPO. Goldman Sachs & Co. LLC, BofA Securities, Inc., Cowen and Company, LLC and Evercore Group L.L.C. may release these stockholders from their lock-up agreements with the underwriters at any time and without notice, which would allow for earlier sales of such shares in the public market.

Moreover, holders of an aggregate of 28,198,910 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market beginning in March 2021 following the scheduled expiration of lock-up agreements that certain of our stockholders and the underwriters entered into in connection with our IPO. If these additional shares are, or if it is perceived that they will be, sold in the public market, the trading price of our common stock could decline.

In addition, on September 28, 2020, we filed a registration statement on Form S-8 registering 8,879,210 shares of common stock that we may issue under our equity incentive plans. As a result, shares registered under this registration statement on Form S-8 can be freely sold in the public market subject to the satisfaction of vesting arrangements and the exercise of such options, volume limitations applicable to affiliates and the lock-up agreements described above.

Sales of a substantial number of such shares upon expiration of the lock-up agreements, the perception that such sales may occur, or early release of these agreements, could cause our market price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant influence over matters subject to stockholder approval.

As of September 30, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 51.6% of our voting stock. Certain of our directors are affiliated with the holders of 5% or more of our capital stock. In particular, Arnold Oronsky, Ph.D. is an affiliate of InterWest Partners X, L.P., Peter Thompson, M.D. is an affiliate of OrbiMed Private Investments V LP and Thilo Schroeder is an affiliate Nextech V Oncology S.C.S., SIACAV-SIF. As a result, this group of stockholders may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2020, as amended, or JOBS Act. For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

•

being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley Act;
•

not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
•	exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of the fiscal year ending after the fifth anniversary of our IPO.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will incur significant increased costs as a result of operating as a public company, and our management has devoted and will continue to devote substantial time to new compliance initiatives.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or Exchange Act, which will require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the Nasdaq Global Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our IPO. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

The rules and regulations applicable to public companies have and will continue to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

We do not intend to pay dividends on our capital stock, so any returns will be limited to the value of our stock.

We have never declared or paid any cash dividends on our capital stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, we may enter into agreements that prohibit us from paying cash dividends without prior written consent from our contracting parties, or which other terms prohibiting or limiting the amount of dividends that may be declared or paid on our capital stock. Any return to stockholders will therefore be limited to any appreciation in the value of their stock.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the market price of our common stock.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. These provisions, among other things:

•	establish a classified board of directors so that not all members of our board are elected at one time;
•	permit only the board of directors to establish the number of directors and fill vacancies on the board;
•	provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;
•	authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan (also known as a “poison pill”);
•	eliminate the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•	prohibit cumulative voting;
•	authorize our board of directors to amend the bylaws;
•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings; and
•	require a super-majority vote of stockholders to amend some provisions described above.

In addition, Section 203 of the General Corporation Law of the State of Delaware, or DGCL, prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

Any provision of our amended and restated certificate of incorporation, amended and restated bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our common stock.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware) is the exclusive forum for the following (except for any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within 10 days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than such court or for which such court does not have subject matter jurisdiction):

•	any derivative action or proceeding brought on our behalf;
•	any action asserting a claim of breach of fiduciary duty;
•	any action asserting a claim against us arising under the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; and
•	any action asserting a claim against us that is governed by the internal affairs doctrine.

This provision would not apply to suits brought to enforce a duty or liability created by the Securities Act of 1933, as amended, or Securities Act, the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction.

Our amended and restated bylaws further provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find these types of provisions to be inapplicable or unenforceable, and if a court were to find the exclusive forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could materially adversely affect our business.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.

In addition, as permitted by Section 145 of the DGCL, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:

•

we indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;

•	we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
•

we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;

•

we are not obligated, pursuant to our amended and restated bylaws, to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification;

•

the rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and

•	we may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

While we maintain a directors’ and officers’ insurance policy, such insurance may not be adequate to cover all liabilities that we may incur, which may reduce our available funds to satisfy third-party claims and may materially adversely affect our cash position.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would materially adversely affect our business and the trading price of our common stock.

We are subject to Section 404 of the Sarbanes-Oxley Act and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Beginning with the second annual report that we will be required to file with the SEC, Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. We will also be required to disclose changes made in our internal controls and procedures on a quarterly basis. However, for so long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. In addition, undetected material weaknesses in our internal controls over financial reporting could lead to restatements of our financial statements and require us to incur the expense of remediation. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our stock.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the facts that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

We are subject to increased risk of securities class action litigation, which is expensive and could divert management attention.

The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could materially adversely affect our business.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, we may enter into license or collaboration agreements or strategic partnerships with other companies that include development funding and significant upfront and milestone payments and/or royalties, which may become an important source of our revenue. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next.

In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award as determined by our board of directors, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly.

Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

•

the timing and cost of, and level of investment in, research and development activities relating to our current product candidates and any future product candidates and research-stage programs, which will change from time to time;

•	our ability to enroll patients in clinical trials and the timing of enrollment;
•

the cost of manufacturing our current product candidates and any future product candidates, which may vary depending on FDA or other comparable foreign regulatory authority guidelines and requirements, the quantity of production and the terms of our agreements with manufacturers;

•	expenditures that we will or may incur to acquire or develop additional product candidates and technologies or other assets;
•	the timing and outcomes of clinical trials for our future product candidates, or competing product candidates;
•	the need to conduct unanticipated clinical trials or trials that are larger or more complex than anticipated;
•

competition from existing and potential future products that compete with our product candidates and any of our future product candidates, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;

•	any delays in regulatory review or approval of our product candidates;
•	the level of demand for our future product candidates, if approved, which may fluctuate significantly and be difficult to predict;
•	the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future products that compete with our product candidates;
•	our ability to commercialize our product candidates, if approved, inside and outside of the United States, either independently or working with third parties;

•	our ability to establish and maintain future collaborations, licensing or other arrangements;
•	our ability to adequately support future growth;
•	potential unforeseen business disruptions that increase our costs or expenses;
•	future accounting pronouncements or changes in our accounting policies; and
•	the changing and volatile global economic and political environment.

The cumulative effect of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated guidance we may provide.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following sets forth information regarding all unregistered securities sold from January 1, 2019 (share and per share amounts give effect to a 5.2651-for-one reverse stock split of our common stock, effected on September 18, 2020) through September 30, 2020:

Warrant Exercise

We issued and sold an aggregate of 9,688 shares of preferred stock upon the exercise of stock warrants, which were subsequently converted into common stock upon the completion of our IPO.  The warrants were exercised at $1.8518 per share on September 20, 2020.  As the exercise was cashless, there were no proceeds.

Series D Preferred Stock

In July 2020, we issued and sold an aggregate of 5,321,864 shares of our Series D Preferred Stock, par value $0.00001, to accredited investors at a price per share of $13.1533 for an aggregate purchase price of approximately $70.0 million. In connection with our IPO, these shares automatically converted into 5,321,864 shares of common stock.

Series C Preferred Stock

In November 2019, we issued and sold an aggregate of 5,469,606 shares of our Series C Preferred Stock, par value $0.00001, to accredited investors at a price per share of $11.3121 for an aggregate purchase price of approximately $61.9 million. In connection with our IPO, these shares automatically converted into 5,469,606 shares of common stock.

Common Stock Option Grants

During the period between July 1, 2020 and September 30, 2020, we issued to certain of our employees and advisors, options to purchase an aggregate of 116,807 and 32,668 shares, respectively, of our common stock at an exercise price of $1.62 per share. We deemed these issuances to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit.

Initial Public Offering

Our registration statement on Form S-1 (File No. 333-248627) relating to the initial public offering of our common stock was declared effective by the SEC on September 24, 2020. Our common stock started trading on the Nasdaq Global Select Market on September 25, 2020. In connection with our IPO, we sold an aggregate of 13,529,750 shares of common stock at a public offering price of $18.00 per share, including 1,764,750 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares. Goldman Sachs & Co. LLC, BofA Securities, Inc., Cowen and Company, LLC and Evercore Group L.L.C. acted as the joint book-running managers of the IPO. The aggregate gross proceeds received by us from the offering, excluding underwriting discounts and commissions and offering expenses, were $243.5 million. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

There has been no material change in the planned use of proceeds from our IPO as described in the final prospectus relating to that offering filed with the SEC pursuant to Rule 424(b)(4) on September 25, 2020.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description	Form	File No.	Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39539	3.1	September 29, 2020

3.2	Amended and Restated Bylaws of the Registration	8-K	001-39539	3.2	September 29, 2020
4.1	Amended and Restated Investors’ Rights Agreement, dated July 17, 2020, by and among the Registrant and certain of its stockholders.	S-1	33-248627	4.1	September 4, 2020
4.2	Specimen common stock certificate	S-1/A	333-248627	4.2	September 21, 2020
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-248627	10.1	September 4, 2020
10.2*	2013 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1/A	333-248627	10.2	September 21, 2020
10.3*	2020 Equity Incentive Plan and forms of agreements thereunder, to be in effect prior to the completion of this offering.	S-1/A	333-248627	10.3	September 21, 2020
10.4*	2020 Employee Stock Purchase Plan and forms of agreements thereunder, to be in effect upon the completion of this offering.	S-1/A	333-248627	10.4	September 21, 2020
10.5*	Employment Offer Letter, dated August 17, 2020, by and between the Registrant and David H. Mack, Ph.D.	S-1	333-248627	10.5	September 4, 2020
10.6*	Employment Offer Letter, dated August 17, 2020, by and between the Registrant and Winston Kung.	S-1	333-248627	10.6	September 4, 2020
10.7*	Employment Offer Letter, dated August 18, 2020, by and between the Registrant and Leila Alland, M.D.	S-1	333-248627	10.7	September 4, 2020
10.8*	Employment Offer Letter, dated August 18, 2020, by and between the Registrant and Deepika Jalota, Pharm.D.	S-1	333-248627	10.8	September 4, 2020
10.9*	Employee Incentive Compensation Plan.	S-1	333-248627	10.9	September 4, 2020
10.10*	Change in Control and Severance Policy.	S-1	333-248627	10.10	September 4, 2020
10.11*	Amended and Restated Change in Control and Severance Policy Participation Agreement, dated August 17, 2020, by and between the Registrant and David H. Mack, Ph.D.	S-1	333-248627	10.11	September 4, 2020
10.12*	Amended and Restated Change in Control and Severance Policy Participation Agreement, dated August 17, 2020, by and between the Registrant and Winston Kung.	S-1	333-248627	10.12	September 4, 2020
10.13*	Amended and Restated Change in Control and Severance Policy Participation Agreement, dated August 18, 2020, by and between the Registrant and Leila Alland, M.D.	S-1	333-248627	10.13	September 4, 2020
10.14*	Amended and Restated Change in Control and Severance Policy Participation Agreement, dated August 18, 2020, by and between the Registrant and Deepika Jalota, Pharm.D.	S-1	333-248627	10.14	September 4, 2020
10.15*	Outside Director Compensation Policy.	S-1/A	333-248627	10.15	September 21, 2020
10.16*	Consulting Agreement, dated January 1, 2016, by and between the Registrant and Arnold Levine, Ph.D.	S-1	333-248627	10.16	September 4, 2020
10.17*	Consulting Agreement, dated July 14, 2017, by and between the Registrant and Richard Heyman, Ph.D.	S-1	333-248627	10.17	September 4, 2020
10.18	Lease Agreement, dated March 3, 2015, by and between the Registrant and Cedar Brook 2005, LP, as amended by the First Amendment to Lease dated April 24, 2017.	S-1	333-248627	10.18	September 4, 2020

31.1†	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan.
†

The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMV Pharmaceuticals, Inc.

Date: November 13, 2020	By:	/s/ David H. Mack
David H. Mack, Ph.D.
President, Chief Executive Officer, and Director
(Principal Executive Officer)

PMV Pharmaceuticals, Inc.

Date: November 13, 2020	By:	/s/ Winston Kung
Winston Kung
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)