Form 10-K
period 2020-12-31
PMV Pharmaceuticals, Inc.
filed 2021-03-03
CIK 1699382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39539

PMV PHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	46-3218129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8 Clarke Drive, Suite 3 Cranbury, NJ	08512
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (609) 642-6670

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.00001	PMVP	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on December 31, 2020, was $1,920,312,921. The Registrant has elected to use December 31, 2020, which was the last business day of the Registrant’s most recently completed fiscal year, as the calculation date because on June 30, 2020 (the last business day of the Registrant’s most recently completed second fiscal quarter), the Registrant was a privately-held company. Shares of the Registrant's common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded because such persons may be deemed affiliates. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

The number of shares of Registrant’s Common Stock outstanding as of February 28, 2021 was 44,782,566.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, development plans, planned preclinical studies and clinical trials, future results of clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements

In some cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “would”, “expect”, “plans”, “anticipate”, “could”, “intend”, “target”, “project”, “contemplate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

•	our financial performance;
•	the sufficiency of our existing cash, cash equivalents and short-term marketable securities to fund our future operating expenses and capital expenditure requirements;
•	our need to raise additional funding before we can expect to generate any revenues from product sales;
•	our ability to obtain additional funding for our operations, when needed, including funding necessary to complete further development and commercialization of our product candidates, if approved;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	the implementation of our strategic plans for our business and product candidates;
•	the size of the market opportunity for our product candidates and our ability to maximize those opportunities;
•

the initiation, timing, progress and results of our research and development programs, preclinical studies, any clinical trials and investigational new drug applications, or IND, and other regulatory submissions;

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
•

the timing or likelihood of regulatory filings and approvals, including our expectation to seek accelerated reviews or special designations, such as breakthrough therapy and orphan drug designation, for our product candidates;

•	our plans relating to the further development and manufacturing of our product candidates, including for additional indications that we may pursue;

•	existing regulations and regulatory developments in the United States and other jurisdictions;
•	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available;
•	our plan to rely on third parties to conduct and support preclinical and clinical development;
•	our ability to retain the continued service of our key personnel and to identify, hire and then retain additional qualified personnel;
•	the impact of the ongoing COVID-19 pandemic or other related disruptions on our business; and
•	our expectation regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of risks, uncertainties and assumptions described in the section titled “Item 1A. Risk Factors” and elsewhere in this Annual Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

PART I

Item 1. Business.

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

Our lead product candidate, PC14586, is an orally available small molecule designed to potently and selectively correct p53 misfolding caused by a specific p53 mutation, Y220C, while sparing wild-type p53. The Y220C mutation is associated with 1.0-1.5% of all cancers, including breast, non-small cell lung cancer, or NSCLC, colorectal, pancreatic and ovarian cancers. PC14586 is designed to restore the wild-type conformation by occupying the crevice created by the tyrosine to cysteine mutation in amino acid position 220. While we are in the early stages of discovery and development of our product candidates and our novel approach is unproven, we are initially pursuing a tumor-agnostic development strategy and initiated a Phase 1/2 clinical trial in October 2020. Our strategy is to seek approval under an accelerated pathway, and we believe our Phase 1/2 clinical trial has the potential to serve as a pivotal study. In October 2020, we were granted U.S. Food and Drug Administration, or the FDA, Fast Track designation of PC14586 for the treatment of patients with locally advanced or metastatic solid tumors that have a p53 Y220C mutation.  We dosed our first patient in this clinical trial in the fourth quarter of 2020.  We cannot guarantee that the FDA will agree with this strategy of utilizing the Phase 1/2 clinical trial as a pivotal study, which could require us to conduct additional clinical trials prior to seeking FDA approval. In addition, we are leveraging our precision oncology platform to develop a pipeline of oral small molecule product candidates that structurally correct other p53 hotspot mutations to restore their wild-type function.

A better understanding of mutations that drive cancers have facilitated the development of precise, gene- and protein-specific drugs known as targeted therapies. Targeted therapies have the potential to transform treatment of some cancers by providing robust clinical benefit to patients. In many cases, clinical responses can be dramatic enough to support expedited regulatory approval of these therapies. Further, recent advancements in next-generation-sequencing, or NGS, have accelerated the development of targeted therapies. A recent study found that 75% of oncologists in the United States employ genetic sequencing. We believe p53 mutations are particularly well-suited for the evolving precision oncology paradigm, as a single mutation can cause p53 malfunction, and p53 is one of the genes commonly sequenced, to our knowledge, in NGS panels. We believe that our precision oncology platform offers a substantial opportunity to expand the number of patients who will benefit from targeted therapies.

Our innovation engine consists of three complementary drivers:

•	deep understanding of, and leadership in, p53 biology that enable unique insights into targeting individual mutations;
•	ability to design structure-based oral small molecule product candidates that selectively target and correct specific p53 mutants; and
•	assays, screens, preclinical model systems and biomarkers that enable us to assess and optimize selective small molecule product candidates for specific p53 mutants.

PC14586 and Pipeline

We are leveraging our precision oncology platform to develop a pipeline of orally available, potent and highly selective small molecule product candidates that are designed to structurally correct specific mutant p53 proteins to restore their wild-type function. An overview of our development pipeline is shown in the table below.

(1)	In Discovery, we screen compounds against biological assays to identify lead compounds with selective activity to our specific mutant p53 target of interest.
(2)	In Lead Optimization, we modify the lead compound to improve potency, selectivity, pharmacokinetic and toxicity parameters and physical chemical properties important for clinical development.
(3)	In IND-Enabling Studies, we conduct preclinical studies, in accordance with Good Laboratory Practice, or GLP, required for an IND submission to the FDA.

Our lead product candidate, PC14586, is designed to be an orally available small molecule that structurally corrects the mutant p53 protein with the Y220C mutation. The Y220C mutation results from tyrosine being substituted by a cysteine at amino acid position 220 and is associated with 1.0-1.5% of all cancers, including breast, NSCLC, colorectal, pancreatic and ovarian cancers. There are currently no products approved by the FDA, and we are not aware of any other products in clinical development, that selectively target the p53 Y220C mutation.

PC14586 is designed to bind to the mutation site and structurally correct the misfolded p53 protein, while sparing wild-type p53. Our approach has yielded a highly selective product candidate, which we believe can maximize the potential therapeutic potency and minimize risk to normal functioning cells. In preclinical studies, PC14586 has shown selective on-target activity (i.e., primarily functions in cells with the p53 Y220C mutation) and exhibited robust anti-tumor activity evidenced by potent tumor growth inhibition, or TGI, and strong tumor regression as a single agent. In these studies, PC14586 also induced the expression of Macrophage Inhibitory Cytokine-1, or MIC-1, which is an established biomarker for wild-type p53 activity that can be measured non-invasively in the blood in animal models as well as in humans. Further, preclinical studies have demonstrated significant synergistic effects in combination with anti-PD-1 therapy.

We initiated a Phase 1/2 clinical trial for PC14586 in October 2020. In addition, we were granted FDA Fast Track designation of PC14586 for the treatment of patients with locally advanced or metastatic solid tumors that have a p53 Y220C mutation in October 2020.  We dosed our first patient in this clinical trial in the fourth quarter of 2020.  The Phase 1 portion of the trial is designed to evaluate escalating doses of PC14586 to determine the maximum tolerated dose, or MTD, and recommended Phase 2 dose of PC14586 when administered orally to patients on a once daily dosing schedule. Safety, tolerability and effects on biomarkers such as MIC-1 will also be assessed. The Phase 1 portion is also designed to assess preliminary anti-tumor efficacy in patients with advanced solid tumors that have the p53 Y220C mutation. In the Phase 2 portion, we plan to evaluate the objective response rate, or ORR, and duration of response, or DoR, in patients with advanced solid tumors that have the p53 Y220C mutation. We initially intend to pursue an accelerated approval on the basis of this Phase 1/2 clinical trial for a tumor-agnostic indication for PC14586, subject to discussions with FDA and other health authorities.

We believe the mechanism of action employed by PC14586 to structurally correct a specific p53 mutant and restore wild-type p53 activity could offer a unique value proposition in oncology, and is a strategy that can be pursued broadly across other p53 mutations. To that point, we are developing a pipeline of candidates targeting other p53 hotspot mutations. We have other preclinical programs that have demonstrated biochemical validation, for which we are leveraging knowledge from our PC14586 Y220C program. We believe we can scale our discovery and development principles across all p53 hotspot mutations to streamline the process of further developing our pipeline.

Our Strategy

Our vision is to become a leading precision oncology company by designing, developing and commercializing novel precision medicines for every patient with a tumor containing a p53 mutation. We believe we are well positioned to leverage our deep experience in p53 biology, precision oncology platform and foundational knowledge acquired through our lead program to bring these therapies to patients. The critical components of our strategy include:

•

Advancing our lead product candidate, PC14586, as a tumor-agnostic, oral small molecule single-agent therapy for cancer patients. We have designed PC14586 to be an orally available, tumor-agnostic therapeutic and, if approved, we believe it could become the first agent to address the p53 Y220C mutation-defined patient population. In October 2020, we initiated a Phase 1/2 clinical trial for PC14586 in multiple solid tumors with the p53 Y220C mutation. We plan to conduct our clinical trials in this genetically-defined patient population and leverage learnings from recently approved tumor-agnostic drugs to inform the clinical and regulatory pathways for PC14586. If successful in achieving clinically meaningful anti-tumor efficacy in patients with p53 Y220C mutations across a range of solid tumor types, we plan to meet with regulatory authorities to discuss the potential to pursue approval for a tumor-agnostic label under the FDA’s accelerated approval pathway.  In addition to the recent Fast Track designation by the FDA, we also plan to explore pursuing other expedited regulatory pathways, such as breakthrough therapy designation and orphan drug designation for PC14586.

•

Harnessing the power of our precision oncology platform to discover and develop additional differentiated product candidates that are designed to precisely target p53 mutations in cancer. We believe that the general principles for our PC14586 Y220C program can be applied to other p53 hotspot mutations. Using our extensive in-house expertise, deep understanding of chemistry and decades of experience researching the p53 protein, we believe that we will be able to leverage and apply foundational knowledge from the advancement of PC14586 to the discovery and development of small molecules targeting other p53 mutations. We are advancing several early-stage programs focused on targeting the p53 hotspot mutations, including our R273H program. In an ongoing effort to bring forward new product candidates, we plan to continue to invest in our precision oncology platform, including our high-throughput screens that allow for quantitative visualization of the conversion from mutant to wild-type p53 in a dose-dependent manner.

•

Leveraging the advantages of precision medicine and our expertise in p53 biology to pursue accelerated approval of our product candidates. For our lead product candidate, PC14586, we are actively working with physicians and leading academic centers to enroll patients with the p53 Y220C mutation identified through NGS in our Phase 1/2 clinical trial. In order to rapidly confirm mechanistic and clinical proof of concept, we utilize assays to measure target engagement and biomarkers, as well as assess clinical responses in patients. We expect this strategy, which we also plan to replicate for our other future product candidates, will enable a rapid determination of target engagement and has potential to serve as a predictive marker of efficacy, thereby providing clear decision points for clinical development and efficient advancement of our product candidates towards approval. If we obtain early and encouraging clinical results, we may seek breakthrough therapy designation from the FDA, which, if granted, is intended to expedite clinical development and regulatory review. We intend to maximize the benefit of our product candidates by pursuing a tumor-agnostic approach.

•

Identifying and exploring combination therapy approaches for our product candidates. Though PC14586 has demonstrated clear and robust tumor regression as a single agent in preclinical animal models, we believe that the mechanism of correcting the structure of mutant p53 can be complementary to other oncology therapies. Leveraging our expertise in p53 biology, chemistry and cancer pharmacology, we plan to identify and explore combination strategies with multiple cancer therapies. For example, chemotherapy and radiation therapy, approaches that result in DNA damage, upregulate p53 and are natural candidates for combining with our product candidates. In addition, we believe that p53 plays a role in influencing the tumor microenvironment. Therefore, immune checkpoint inhibitors, such as anti-PD-1 and anti-CTLA-4 agents, could also be considered as potential combination agents for use with our product candidates. We believe that our unique expertise will enable us to prioritize therapeutic strategies and optimize outcomes for clinical studies.

Our History and Team

We believe we have established a leadership position in the discovery and development of oral small molecule therapies targeting mutant p53. Founded in 2013 by David Mack, Ph.D., Arnold Levine, Ph.D. and Thomas Shenk, Ph.D., we have built a precision oncology platform and chemistry discovery engine that leverages more than four decades of research experience and unique insights into the p53 protein. Dr. Levine is widely recognized for his seminal contributions to the field of p53 biology, having discovered p53 in 1979.

We have assembled a team with significant experience in drug discovery and development, with particular expertise in the discovery of small molecule oncology programs. Dr. Mack, our President and Chief Executive Officer, was previously General Partner at Alta Partners and co-founder and Vice President of Genomic Research at Eos Biotechnology, where he led the advancement of multiple product candidates prior to the company’s sale to Protein Design Labs. Winston Kung, our Chief Operating Officer and Chief Financial Officer, was previously Vice President of Business Development and Global Alliances at Celgene and Chief Business Officer of Celgene Cellular Therapeutics. Leila Alland, M.D., our Chief Medical Officer, is an oncologist with 20 years of experience developing oncology products in the biopharmaceutical industry, most recently as Chief Medical Officer of Affimed. Deepika Jalota, Pharm.D., our Chief Regulatory and Quality Assurance Officer, was previously Vice President in Oncology Regulatory Affairs at Bayer and led the tumor-agnostic regulatory strategy for larotrectinib (Vitrakvi) in collaboration with Loxo Oncology.

Our company was founded and continues to be supported by world-class scientific advisors, including our scientific advisory board, or SAB:

•

Scott Lowe, Ph.D.—Chair, Cancer Biology and Genetics Program, Sloan Kettering Institute, Chair, Geoffrey Beene Cancer Research Center, Memorial Sloan Kettering and co-founder of ORIC Pharmaceuticals (Nasdaq: ORIC);

•

Richard Heyman, Ph.D.—Vice Chair of the Board of Trustees at the Salk Institute, former Chief Executive Officer of Aragon Pharmaceuticals (acquired by Johnson & Johnson (NYSE: JNJ)), co-founder and former Chief Executive Officer of Seragon Pharmaceuticals (acquired by Roche Genentech), and co-founder, Chairman and former Chief Executive Officer of ORIC Pharmaceuticals (Nasdaq: ORIC);

•

Michael Jung, Ph.D.—Distinguished Professor of Chemistry and Biochemistry at University of California, Los Angeles, and co-founder of Aragon Pharmaceuticals (acquired by Johnson & Johnson (NYSE: JNJ)) and Seragon Pharmaceuticals (acquired by Roche Genentech), and co-discovered Xtandi, an FDA-approved prostate cancer drug licensed to Medivation (acquired by Pfizer (NYSE: PFE)), and Erleada, an FDA-approved prostate cancer drug developed by Aragon Pharmaceuticals and acquired by Johnson & Johnson;

•	Arnold Levine, Ph.D.—Professor Emeritus, School of Natural Sciences Biology, Institute of Advanced Studies;
•	Guillermina Lozano, Ph.D. —Chair, Department of Genetics, The University of Texas MD Anderson Cancer Center;
•

Frank McCormick, Ph.D., F.R.S.—Professor at the UCSF Helen Diller Comprehensive Cancer Center, co-founder of Bridge Bio and Onyx Pharmaceuticals and initiated and led drug discovery efforts that led to approval of Nexavar, an FDA-approved drug for liver, thyroid and kidney cancer;

•

Charles Sawyers, M.D.—Marie-Josee and Henry R. Kravis Chair in Human Oncology and Pathogenesis, Memorial Sloan Kettering, co-founder of Aragon Pharmaceuticals (acquired by Johnson & Johnson (NYSE: JNJ)), Seragon Pharmaceuticals (acquired by Roche Genentech), and ORIC Pharmaceuticals (Nasdaq: ORIC), and member of the board of directors of Novartis (NYSE: NVS), and co-discovered Xtandi, an FDA-approved prostate cancer drug licensed to Medivation and Erleada, an FDA-approved prostate cancer drug developed by Aragon Pharmaceuticals and acquired by Johnson & Johnson;

•	Thomas Shenk, Ph.D.—James A. Elkins Professor of Life Sciences in the Department of Molecular Biology at Princeton University; and
•	Karen Vousden, Ph.D.—Chief Scientist at Cancer Research UK (CRUK), Group Leader at the Francis Crick Institute and member of the board of directors of Bristol-Myers Squibb (NYSE: BMY).

Background on Targeted Therapies

Cancer is a genetic disease that results from changes in a person’s DNA that causes cells to grow and divide uncontrollably. Genes are the distinct segments in a cell’s DNA that can encode proteins with structural or functional roles in the body. Alterations in some genes can lead to the expression of mutant proteins with impaired or abnormal functions that can cause cancer. Cancer has historically been both diagnosed and treated based on a tumor’s organ site, such as the breast, lung, ovary, brain, pancreas, skin, bone or blood.

Recent advances in genetic sequencing and a better understanding of the genetic alterations that drive tumor development and growth have facilitated precise, gene and protein-specific drug development, known as targeted therapies. Targeted therapies have the potential to transform treatment of some cancers by providing robust clinical benefit to patients. In notable cases, the clinical outcomes have been dramatic enough to support expedited regulatory approval of these therapies. For example, Retevmo in RET-altered NSCLC and thyroid cancers (Lilly/Loxo); Ayvakit, in platelet-derived growth factor receptor alpha exon 18 mutated advanced gastrointestinal stromal tumor, or GIST (Blueprint); Rozlytrek, in solid tumors with a neurotrophic tropomyosin receptor kinase, or NTRK, gene fusion (Roche); Vitrakvi, in solid tumors with an NTRK gene fusion (Loxo/Bayer); Zykadia, in anaplastic lymphoma kinase-positive, or ALK+, advanced NSCLC (Novartis); Zelboraf, in advanced melanoma with a BRAF V600E mutation (Roche Genentech); Xalkori, in ALK+ advanced NSCLC (Pfizer); Tagrisso, in epidermal growth factor receptor mutation-positive, or EGFR+, advanced NSCLC (AstraZeneca); and Qinlock, in GIST (Deciphera), all received approvals within five years of first dosing in humans. This time period is significantly reduced compared to conventional drug development timelines. Despite this progress, a recent analysis found that only 8% of patients with metastatic cancer have tumors with genetic profiles eligible for treatment with an approved targeted agent, which leaves a large opportunity for precision oncology.

There is an emerging change in the development of targeted therapies, in that cancer is increasingly being targeted through a tumor-agnostic approach with a focus on selectively targeting a genetic or protein mutation irrespective of tumor type. For example, there are now multiple tumor-agnostic product approvals that are based on a genetic mutation that defines the disease, as opposed to the tumor type. These include the aforementioned Vitrakvi and Rozlytrek approvals as well as the pembrolizumab, or Keytruda, approval in metastatic microsatellite instability-high, or MSI-high, or deficient mismatch repair, or dMMR, solid tumors. We believe that these approvals represent a fundamental shift in the development of targeted therapies and will increasingly lead to cancer being characterized for treatment in a genetic, rather than in a tumor-specific, manner.

The widespread recognition that cancer is a genetic disease, as much as it is a disease defined by histology or anatomical location, has driven the increased use of genetic sequencing, which is now employed by 75% of oncologists in the United States. As technology advances in DNA sequencing, the availability of well-defined genetic sequencing tests increases. With the increasing number of approved targeted therapies, we believe that physicians will seek a better understanding of the underlying genetic and protein abnormalities associated with a specific type of cancer in order to determine the optimal course of treatment. Advances in genetic sequencing are leading to transformations in the discovery and development of new targeted oncology drugs.

We believe p53 mutations are prime targets for precision oncology, as more than 50% of all human cancers contain a p53 mutation. Identifying the specific p53 gene mutation and structurally correcting the corresponding mutant p53 protein can potentially serve as a basis of treatment for these cancers. Diagnostic tests are currently used by physicians in their practice to identify patients with p53 mutations. Given the high prevalence of p53 mutations in cancers, we believe that the best way to address p53-driven cancers is by targeting individual p53 mutations using a precision oncology approach and significantly expand the scope of patients who can benefit from targeted therapies.

Background on p53, the Most Frequently Mutated Gene in Human Cancer

The p53 gene provides instructions for the production of tumor suppression protein p53 and is the most widely mutated gene in human cancers. Since its discovery in 1979 by our co-founder Dr. Arnold Levine, p53 has been extensively studied by researchers and the pharmaceutical industry due to its central role in preventing the initiation and proliferation of liquid and solid tumors. p53 has long been referred to as the “guardian of the genome” because it regulates expression of a number of genes that comprise the body’s first line of cellular defense against cancers. Among its multiple biologic functions, p53 regulates a variety of tumor suppressive responses including cell cycle arrest, DNA repair, senescence and apoptosis.

p53 is a transcriptional factor, which binds to the promoters of its target genes in a sequence-specific manner and regulates their expression, thereby controlling cell cycle and cell death. p53 is activated when DNA damage is detected and when oxidative or other cellular stresses exceed thresholds for normal cellular function. p53 activation facilitates the repair of the cell’s damaged DNA or triggers the killing of the damaged cell through a process known as programmed cell death, or apoptosis, before the cell can become cancerous and proliferate.

Under normal cellular conditions, p53 is kept at low levels by expression of murine double minute 2, or MDM2, a ubiquitin ligase that promotes the degradation of p53. Upon p53 activation by damaged DNA, and other types of stresses, p53 is upregulated and blocks the proliferation of pre-malignant and malignant cells or eliminates them by inducing apoptosis. Mutant p53 loses the ability to eliminate the proliferation of pre-malignant and malignant cells. Given that the mutational status of p53 in a tumor has a strong impact on sensitivity to commonly used anti-cancer drugs and radiotherapy, p53 is important both as a biomarker and as a novel therapeutic target.

A key challenge in the development of p53-targeted therapies is the vast number of p53 mutants that lose tumor suppression activity. To date, more than 25,000 unique p53 mutations have been discovered. The p53 hotspot mutations occur as a result of site-specific substitution of one amino acid for another and lead to loss of tumor suppression function for the p53 protein. Strategies that attempt to restore wild-type p53 activity in a non-selective manner (i.e., regardless of which p53 mutation the tumor is harboring) are likely to face significant challenges, as a “one size fits all” drug is unlikely to address all p53 mutants and could have the potential for off-target toxicities. We are initially focusing on targeting the p53 hotspot mutations.

Our Focus: Top Ten Most Frequent p53 Mutations

p53 Hotspot Mutation	Frequency Among p53 Mutations

R175H	5.6%

R248Q	4.4%

R273H	4.0%

R248W	3.5%

R273C	3.3%

R282W	2.8%

G245S	2.1%

R249S	2.0%

Y220C	1.8%

V157F	1.0%

Our Approach to Targeting p53

Our goal is to bring precision oncology therapies to a greater number of patients. Decades of research on p53 has unveiled its potential as a precision oncology target, but prior drug development efforts have been unsuccessful. Mutant p53 historically has been classified as “undruggable” due to the difficulty of restoring wild-type p53 function. Mutations in p53 can give rise to mutant p53 proteins with different conformational structures. As a result, we are designing oral small molecule therapies that selectively target a specific p53 mutation while not binding to wild-type p53. We believe our novel approach designed to reactivate p53 function through the structural correction of mutant p53 protein to wild-type p53 represents a therapeutic strategy to target p53.

Our drug development efforts leverage our understanding that:

•	mutations throughout the p53 protein can drive tumor formation and growth;
•	a mutant p53 protein resulting from a specific mutation can potentially be structurally corrected by a selective small molecule, thereby reactivating wild-type p53 activity; and
•	the p53 hotspot mutations comprise approximately 30% of all p53 mutations and each p53 hotspot mutation represents an individual therapeutic target for drug discovery and development.

We believe we can address certain key limitations of current-generation precision oncology therapies by applying our platform to identify and generate therapies that address functional deficiencies associated with specific p53 mutations. We believe this will allow us to design and develop potential therapies for patients for whom there are currently no targeted treatment options.

Our Innovation Engine

We have built an innovation engine that allows us to discover and develop potential targeted therapies for mutant p53-driven cancers. This engine consists of three complementary drivers:

•

Deep understanding of, and leadership in, p53 biology that enable unique insights into targeting individual mutations. We have leveraged more than four decades of research experience and developed unique insights into p53 biology, a field that was discovered and established by our co-founder Dr. Arnold Levine. Additionally, our SAB consists of some of the most prominent thought leaders in p53 biology. p53 is a highly complex gene, and thousands of distinct p53 mutations have been identified. A blanket approach to targeting mutant p53 has significant challenges, as a “one size fits all” drug is unlikely to address all p53 mutants. Based on our experience and expertise, we are developing oral small molecules that each selectively target a specific p53 hotspot mutation.
•

Ability to design structure-based oral small molecule product candidates that selectively target and correct specific p53 mutants. Designing molecules for p53 mutants requires an intricate understanding of the p53 protein structure and the associated biology. We leverage structure-based technologies to give our oral small molecule product candidates access to challenging binding sites that are generally not accessible using conventional small molecule drug discovery approaches. For each target, we take detailed data from structural and functional studies of mutated p53 proteins to design development candidates against the challenging binding sites. Our design techniques help us to identify potential product candidates that can selectively target a single p53 mutant, while sparing wild-type p53.

•

Assays, screens, preclinical model systems and biomarkers that enable us to assess and optimize selective small molecule product candidates for specific p53 mutants. We test our product candidates across a diverse set of human cancer cells based on research and understanding of bioinformatics and functional genomics. We also identify and monitor pharmacodynamic biomarkers and surrogates of clinical activity to help measure target engagement, including MIC-1, a serum-based biomarker. The biological insights we generate help us to better target various p53 mutants based on their structure and biology. We develop innovative preclinical in vitro and in vivo models to advance potential therapeutic programs for translation to the clinic.

Our Product Candidate and Development Programs

We are leveraging our precision oncology platform to develop a pipeline of oral small molecule product candidates that structurally correct other p53 hotspot mutations to restore their wild-type function. We own worldwide commercial rights to all of our programs. An overview of our development pipeline is shown in the table below.

(1)	In Discovery, we screen compounds against biological assays to identify lead compounds with selective activity to our specific mutant p53 target of interest.
(2)	In Lead Optimization, we modify the lead compound to improve potency, selectivity, pharmacokinetic and toxicity parameters and physical chemical properties important for clinical development.
(3)	In IND-Enabling Studies, we conduct preclinical studies, in accordance with GLP required for an IND submission to the FDA.

We expect to initially seek approval of our product candidates in most instances, including with PC14586, at least as a second line therapy or for the patients with no satisfactory alternative treatments or where the cancer has progressed following other treatment. Subsequently, depending on the nature of the clinical data and experience with any approved products or product candidates, if any, we may pursue approval as an earlier line therapy and potentially as a first line therapy. Cancer therapies are sometimes characterized as first line, second line or third line, and the FDA customarily approves new therapies for a second line or later lines of use. When cancer is detected early enough, first line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first line therapies, usually chemotherapy, antibody drugs, tumor-targeted small molecules, hormone therapy, radiation therapy, surgery or a combination of these, proves unsuccessful, second line therapies may be administered. Second line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor-targeted small molecules, or a combination of these. Third line therapies can include chemotherapy, antibody drugs and small molecule tumor-targeted therapies, more invasive forms of surgery and new technologies.

PC14586: A Selective Structural Corrector of p53 Y220C Mutations

p53 is the most widely mutated gene in human cancers. The vast majority of these mutations occur as a result of missense mutations that are found in the DNA binding domain. p53 Y220C mutations are found in approximately 1.0-1.5% of all cancers. This particular mutation is expressed in a large variety of solid tumors, including breast, NSCLC, colorectal, pancreatic and ovarian cancers. Our lead product candidate, PC14586, is designed to be an orally available small molecule that structurally corrects a p53 protein containing the Y220C mutation and restores wild-type p53 function.

Wild-type p53 in a normal cell is at low to undetectable levels, but an external insult such as UV radiation or exposure to a carcinogen results in activation and upregulation of the protein. In these instances, wild-type p53 pauses the cell-cycle to survey the integrity of the genome, and if the damage to the genome cannot be repaired, wild-type p53 induces a potent program of cell suicide or programed cell death. Given wild-type p53’s profound ability to induce cell death, it is tightly regulated in normal biology by an auto-regulatory loop with MDM2, a downstream induced target of wild-type p53 transcriptional activation. MDM2 production results in degradation of the wild-type p53 protein and re-sets the cell to normal function.

In the case of a mutant p53, there is a loss of p53 wild-type tumor suppression function due to a loss of downstream wild-type p53 transcriptional activation, including MDM2 induction. A consequence of this dysregulation is the inability of the cancer cell to degrade mutant forms of p53, resulting in a profound accumulation of mutant p53 protein in the cancer cell as shown below for the Y220C mutation.

Y220C Mutant Cancer Cell Lines Contain Large Pools of Mutant p53 Y220C Target Protein Relative to Normal (Wild-type p53) Cell Lines

Normal
(wild-type
p53)
Mutant
(p53 Y220C cell lines)
p53
Actin

p53 Levels Across Cell Lines (Total p53 ELISA)
pg p53/mg protein
50
40
30
20
10
0
WI-38
ARPE-19
NUGC-3
HUH7
SNU-NCC-19
HCC2935
KON
COV-362
BXPC-3
T3M-4

Wild-type p53 Cell Lines	
WI-38	Normal Lung fibroblast
ARPE-19	Normal Retinal pigment epithelia
Mutant p53 Cell Lines	
NUGC-3	Y220C Gastric cancer
HUH7	Y220C Liver cancer
SNU-NCC-19	Y220C Gastric cancer
HCC2935	Y220C Lung cancer
KON	Y220C Squamous cell carcinoma
COV-362	Y220C Ovarian cancer
BXPC-3	Y220C Pancreatic cancer
T3M-4	Y220C Pancreatic cancer

While treatment options such as surgery, chemotherapy, radiotherapy and immuno-therapy are available for breast, NSCLC, colorectal, pancreatic and ovarian cancer, there are no approved precision oncology therapies for the subset of patients with the p53 Y220C mutation. The availability of an oral small molecule selective for the p53 Y220C mutation may offer a novel precision therapy for this population, which we believe could potentially change the treatment paradigm for such patients.

Mechanism of Action

PC14586 is an orally available small molecule candidate that is designed to selectively bind to the crevice created by the p53 Y220C mutation, and thereby restore the wild-type p53 protein structure and tumor suppressing function. In the diagram below, wild-type p53 protein is compared with a mutant p53 Y220C protein and a mutant

p53 Y220C protein with PC14586 bound in the crevice created by the Y220C mutation. By docking into the crevice created by the Y220C mutation, PC14586 is designed to restore the wild-type p53 conformation and function.

Crevice created by Y220C mutation
PC14586 binding location
Wild-type p53 protein
Mutant p53 Y220C protein
Mutant p53 Y220C protein with PC14586 docked into the crevice created by the Y220C mutation

In preclinical studies, we have demonstrated that PC14586 rapidly converts the large protein pool of mutant p53 Y220C protein to wild-type structure. As seen in the graphic below, in an in vitro study, PC14586 induced conversion of p53 protein from mutant to wild-type conformation in a dose-dependent manner as evidenced by a decrease in mutant p53 and an increase in wild-type p53, while total p53 remains relatively unchanged.

PC14586 Demonstrated Structural Conversion from Mutant p53 to Wild-type p53 in vitro

p53 Immunoprecipitation
PC14586 (uM)
0
0.1
0.3
1.1
3.3
10
Mutant p53
Wild-type p53
Total p53 (input)

PC14586 selectively binds to the crevice created by the Y220C mutation as this molecule does not bind to wild-type p53 or other p53 mutations, including R273H, R273C, R175H, G245S, R248Q and R282W, as demonstrated by the lack of activity (as measured by p21 and MDM2 gene expression seen in the below diagrams). PC14586 only binds to the crevice created by the Y220C mutation, and none of the other tested p53 hotspot mutations, as illustrated by gene expression changes in the Y220C cell line when PC14586 is added in increasing concentrations.

Additionally, structural correction from a mutant p53 Y220C conformation to a wild-type p53 conformation by PC14586 restored p53-dependent transcription of downstream targets, which is indicative of wild-type p53 biological activity. For example, as shown in the figures below, p21 and MDM2, two of the downstream targets of p53, were selectively upregulated by PC14586 in a dose-dependent manner in cells where the p53 Y220C mutation was present. Since PC14586 is highly selective for the p53 Y220C mutation, it did not affect expression levels of p21 and MDM2 in tumor cell lines containing wild-type p53, p53 knock-out or other p53 hotspot mutations as noted in the figures below.

PC14586 Induced Transcription of p21 and MDM2 Only in Cell Lines with the p53 Y220C Mutation

Preclinical In Vivo Data

PC14586 exhibited single-agent anti-tumor activity in a dose-dependent manner against mutant p53 Y220C tumors, evidenced by both potent TGI and tumor regression. Oral once-daily dosing over 21 days of PC14586 was well tolerated in nude mice (ten mice per dosing group) bearing p53 Y220C NUGC3 xenograft tumors up to 100 mg/kg, as evidenced by the lack of body weight loss, which is the generally accepted surrogate for toxicity in mice. PC14586 demonstrated dose-dependent TGI at daily doses ranging from 25 mg/kg to 50 mg/kg and robust tumor regression at 100 mg/kg daily.

PC14586 Single-Agent Administration in NUGC3 Xenograft Model Resulted in Tumor Regression and was Well Tolerated

In preclinical animal studies, PC14586 exhibited fast absorption and a durable plasma exposure, which resulted in robust target engagement that correlated with compound exposure levels. Target engagement was demonstrated by the decrease in mutant p53 Y220C and the increase in the wild-type conformation.

Along with tumor regression, in acute dose pharmacokinetic/pharmacodynamic, or PK/PD, studies, oral administration of PC14586 to xenograft mice bearing the NUGC3 (p53 Y220C) tumors resulted in conversion of mutant p53 protein to a wild-type p53 structure as illustrated in the figure below.

In the mutant p53 structure chart below, the amount of mutant p53 decreased at 8 hours after PC14586 administration on day 1 (QDx1), and the amount of mutant p53 rose by the 24 hour time point compared to the 8 hour time point in the QDx1 portion of the x-axis. When another dose of PC14586 was administered on day 2 (QDx2), the amount of mutant p53 decreased at the 8 hour time point and rose again by the 24 hour time point. The pattern was repeated on the fourth (QDx4) and sixth day (QDx6) of dosing. In all the PC14586 datapoints, the amount of mutant p53 was less than in the vehicle dosing.

In the wild-type p53 structure chart below, the amount of wild-type p53 increased at 8 hours after PC14586 administration on day 1 (QDx1) and the amount of wild-type p53 decreased by the 24 hour time point compared to the 8 hour time point in the QDx1 portion of the x-axis. The pattern was repeated over the second (QDx2), fourth (QDx4) and sixth (QDx6) days of dosing. In all the PC14586 datapoints, the amount of wild-type p53 was greater than in the vehicle dosing.

When viewed together, the two charts below show an increase in wild-type p53 corresponding to a decrease in mutant p53 at each of the PC14586 administration time points, which indicate the conversion of mutant p53 to wild-type p53 with the administration of PC14586.

In in vivo Studies, PC14586 Converted Mutant p53 Protein to a Wild-type p53 Structure

Additionally, functional p53 activity in the tumor tissue was also demonstrated (i.e., the induction of wild-type p53 downstream targets). As illustrated in the figure below, PC14586 was observed to induce the expression of the p53 downstream target MIC-1, a clinically validated secreted biomarker of wild-type p53 activity. The administration of PC14586 was associated with an increase in MIC-1 plasma concentration in comparison to the vehicle dosing.

PC14586 Increased Plasma Concentration of MIC-1, a Clinically Validated Secreted Biomarker of Wild-type p53 Activity

MIC-1 Plasma in NUGC3 Model
Average MIC-1 (pg/ml/mm³)
6000
4000
2000
0
7
24
48
8
16
24
Vehicle QD
QDx1
Hours After Once a Day Dosing

We also created a human p53 knock-in, or HUPKI, mouse that expresses a p53 protein with the human p53 DNA binding domain and the p53 Y220C mutation. The HUPKI mouse presents spontaneously with sarcomas at six to eight months of age, which we can harvest and re-implant in a wild-type mouse to create a mouse tumor model that has an intact immune system harboring a human p53 Y220C mutation. We believe this syngeneic mouse model better represents the patient population that we expect to see in the clinic, as compared to mouse xenograft models that incorporate human tumors in mice with no immune system. While some patients with cancer may have weakened immune systems, we believe that few patients have severely or fully dysfunctional immunocompromised systems, and therefore a syngeneic model may better represent the patient population than an immunocompromised mouse model. In addition, with an intact immune system, this model allows us to test anti-tumor activity of PC14586 in combination with immune checkpoint inhibitors.

As illustrated by the table below, PC14586, administered as a single-agent at a daily oral dose of 100 mg/kg for 70 days, demonstrated regression in tumors that express the p53 Y220C mutation in the syngeneic mouse model. The durability of the response was measured by median survival, where median survival for a 100 mg/kg dose of PC14586 exceeded 156 days, even though drug treatment was discontinued on day 70. This compared with median survival of only 17 days for the vehicle.

PC14586 Tumor Regression and Durable Responses in Syngeneic Mouse Model

Note: Each line represents each mouse where each group has 10 mice

Group	Median Survival Time (Days)

Vehicle	17

PC14586 100 mg/kg	>156

Note: Dosing ceased on day 70 in the PC14586 arm.

PC14586 also exhibited anti-tumor activity in combination with anti-PD-1 therapy in syngeneic mouse models with the human p53 Y220C mutation. The scientific rationale for such a combination comes from the emerging literature suggesting an interplay between p53 and the immune system, which is the key mechanism of action of cancer immunotherapies such as anti-PD-1 antibodies. When PC14586 was administered at a sub-therapeutic daily oral dose of 50 mg/kg for 70 days in combination with a therapeutic dose of a PD-1 antibody, regression of tumors that express the p53 Y220C mutation was observed. As illustrated by the table below, median survival for a sub-therapeutic dose of PC14586 combined with anti-PD-1 treatment exceeded 156 days, even though drug treatment was discontinued on day 70, compared with median survival of only 24 days for anti-PD-1 treatment alone.

PC14586 + Anti-PD-1 Combination Showed Regression of Tumor Growth in Syngeneic Mouse Model

Vehicle Control
Tumor Volume (mm³)
2000
1500
1000
500
0
0
50
100
150
Days
Anti-PD-1 200mg/kg
Tumor Volume (mm³)
2000
1500
1000
500
0
0
50
100
150
Days
PC14586 50mg/kg
Tumor Volume (mm³)
2000
1500
1000
500
0
0
50
100
150
Days
PC14586 50mg/kg + Anti-PD-1 200mg/kg
Tumor Volume (mm³)
2000
1500
1000
500
0
0
50
100
150
Days

Note: Each line represents each mouse where each group has 10 mice

Group	Median Survival Time (Days)
Vehicle	17
Anti-PD-1 200 mg/kg	24
PC14586 50 mg/kg	28
PC14586 50 mg/kg + Anti-PD-1 200 mg/kg	>156

Note: Dosing ceased on day 70 in the PC14586 + Anti-PD-1 arm.

Clinical Development Plan

We initiated a Phase 1/2 clinical trial for PC14586 in October 2020.  In addition, we were granted FDA Fast Track designation of PC14586 for the treatment of patients with locally advanced or metastatic solid tumors with a p53 Y220C mutation in October 2020.  We dosed our first patient in this clinical trial in the fourth quarter of 2020. While we are in the early stages of discovery and development of our product candidates and our novel approach is unproven, we are initially pursuing a tumor-agnostic development strategy. Our strategy is to seek approval under an accelerated pathway, and we believe our Phase 1/2 clinical trial has the potential to serve as a pivotal study. We cannot guarantee that the FDA will agree with this strategy of utilizing the Phase 1/2 clinical trial as a pivotal study, which could require us to conduct additional clinical trials prior to seeking FDA approval. However, based on the pivotal studies conducted by other companies to support the approval of other products, such as studies conducted by Agios (Idhifa) and Blueprint Medicines (Ayvakit), as well as the pivotal studies announced by other companies for their product candidates, including Amgen (sotorasib), Mirati (adagrasib) and Black Diamond Therapeutics (BDTX-189), we believe our Phase 1/2 clinical trial has the potential to serve as a pivotal study. In our Phase 1/2 clinical trial, we plan to enroll patients with advanced solid tumors that harbor the p53 Y220C mutation, characterized by NGS of either a solid or blood-based (circulating tumor DNA) biopsy.

The Phase 1 portion is designed to evaluate escalating oral doses of PC14586 to determine the MTD and recommended Phase 2 dose of PC14586 when administered orally to patients on a once daily dosing schedule, as well as to assess safety, tolerability and effects on biomarkers such as MIC-1. The Phase 1 portion is also designed to assess preliminary anti-tumor efficacy in patients with advanced solid tumors that have the p53 Y220C mutation. The trial is planned to primarily evaluate once daily dosing, but may also assess more frequent dosing schedules, such as twice daily, if the drug pharmacology or patient tolerability suggest this could be a more efficacious approach. In the Phase 1 portion, we plan to enroll up to 30 patients with locally advanced or metastatic solid tumors that have the p53 Y220C mutation determined using NGS, whose disease has progressed during or after prior standard of care therapy. Multiple biomarker assays will be used in the trial to assess on target and on mechanism activity, and preliminary clinical efficacy in patients will also be assessed.

The Phase 2 portion of the Phase 1/2 clinical trial is expected to enroll up to 100 patients. We expect to enroll a population with a variety of locally advanced or metastatic cancers including breast, NSCLC, colorectal, pancreatic and ovarian cancer. The planned primary objective of the Phase 2 portion is to evaluate the anti-tumor efficacy of PC14586 in patients with the p53 Y220C mutation, as shown by objective response rate. Other secondary endpoints planned to be assessed include the duration of response, progression free survival, overall survival and endpoints to evaluate the safety and tolerability of PC14586.

Patient blood and tumor samples will be collected prior to the start of study treatment for retrospective, confirmatory mutation testing using a central clinical trial assay. In addition, blood and tumor samples will be collected and stored to facilitate future development of a companion diagnostic test.

PC14586 Phase 1/2 Clinical Trial Design

MTD &
RP2D
Cohort 5+
Cohort 4
Cohort 3
Cohort 2
Starting dose
Cohort 1
Phase 2
p53 Y220C
Mutation
Key Endpoints
• ORR
• DoR
• Safety
Phase 1 Portion of the Clinical Study: Dose Escalation
Phase 2 Portion of the Clinical Study

Total number of patients = up to 30 patients
Note: actual number of patients and cohorts will be data driven
RP2D = recommended Phase 2 dose
DoR = duration of response

Total number of patients = up to 100 patients

If the data from our Phase 1/2 clinical trial show robust activity across the tumor types, we initially intend to pursue an approval from the FDA under the accelerated approval pathway for a tumor-agnostic indication. This strategy is based on approval pathways utilized by pembrolizumab (Keytruda) in MSI-high/dMMR cancers and larotrectinib (Vitrakvi) and entrectinib (Rozlytrek) in NTRK gene fusion cancers. If we observe clinical benefit in certain tumor or cancer types but do not have sufficient data or powering to support a tumor-agnostic indication from the Phase 1/2 clinical trial, we may seek a tumor or cancer specific label and evaluate additional trials to pursue a broader labeling for PC14586. We believe that the results of the Phase 1/2 clinical trial in PC14586 with respect to the endpoints of ORR and DoR, along with the safety data from the clinical trial, have the potential to support approval of a new drug application, or NDA, subject to discussions with FDA and provided we can obtain data from a sufficient sample size across the tumor types. While accelerated approval cannot be guaranteed, if we obtain accelerated approval, we anticipate that the FDA will require the conduct of a post-approval commitment to confirm clinical benefit.

We may also seek orphan drug or breakthrough therapy designation from the FDA. In addition, we may engage in health authority interactions with agencies outside the United States such as in Europe and Japan, for example. We plan to collaborate with a partner to develop a companion diagnostic test. Further, we expect to initially seek approval of our product candidates, in most instances, including with PC14586, at least as a second line therapy. Subsequently, depending on the nature of the clinical data and experience with any approved products or product candidates, if any, we may pursue approval as an earlier line therapy and potentially as a first line therapy.

R273H: Our Second Program

R273H is the third most frequent p53 mutation and is found in approximately 4% of all p53 mutations. The R273H mutation results from arginine being substituted by a histidine at amino acid position 273 and is considered a DNA contact mutation. DNA contact mutations affect residues involved directly in DNA-p53 binding but do not alter the p53 protein structure. R273 is one of the most frequently altered residues in human cancer (6.4% of all somatic mutations), with the alteration to a histidine (R273H) being the most common of the R273 mutations.

The R273H mutation causes a decrease in binding between the p53 protein and DNA, resulting in its inability to activate transcription of p53 target genes. We are generating molecules designed to enhance and restore the binding of the p53 protein and DNA. Our R273H program continues to progress towards lead optimization, as we have identified potential candidates from our screening campaigns.

Other Pipeline Programs

In addition to our PC14586 Y220C and R273H programs, we are focused on developing a pipeline of product candidates targeting other p53 hotspot mutations. These programs have been developed internally using our precision oncology platform and expertise.

We are able to utilize the same general principles and similar drug discovery methods developed from our PC14586 Y220C program across other p53 hotspot mutations to facilitate the discovery of additional new product candidates. We study the structural and functional properties of the target. We use assays, screens, preclinical model systems and biomarkers to assess and optimize selective small molecules for specific p53 mutants. Specifically, many of the efficiencies from assays and model systems developed for our PC14586 Y220C program are being applied to other p53 hotspot mutations. In addition, the key insights gained from the medicinal chemistry campaigns are being leveraged across other p53 hotspot mutations. By leveraging our team’s depth of expertise around p53, we are positioned to accelerate our efforts to expand the pipeline of therapies that selectively target p53 hotspot mutations.

Competition

Our industry is intensely competitive and subject to rapid and significant technological change, as well as strong defense of intellectual property. While we believe that our knowledge, experience and scientific resources provide us with competitive advantages, we face substantial competition from major pharmaceutical companies and biotechnology companies worldwide. Many of our competitors have significantly greater financial, technical and human resources. Smaller and early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. As a result, our competitors may discover, develop, license or commercialize products before or more successfully than we do.

We are a precision oncology company pioneering the discovery and development of small molecule therapies targeting p53 mutations. We are aware of other product candidates that are in clinical development as potential treatments of various cancers through the modulation of p53. There are many product candidates that may affect the p53 pathway, such as through MDM2 inhibition. We are aware of molecules in development that also are being explored for p53 upregulation/activation in various stages of preclinical or clinical development being tested by Actavalon, Aprea Therapeutics, CDG Therapeutics, Cotinga Pharmaceuticals, Innovation Pharmaceuticals and Senhwa Biosciences, among others. We are also aware of selective small molecule inhibitors that are designed to target wild-type p53 containing tumors through the p53-MDM2 interaction, which are in various stages of clinical development being tested by Aileron Therapeutics, Ascentage Pharma, Boehringer Ingelheim, Daiichi Sankyo (out-licensed worldwide rights to Rain Therapeutics), Kartos Therapeutics, Novartis and Roche, including testing MDM2 inhibitors in combination with a variety of other anti-cancer agents.

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

In addition, we will likely need to develop our product candidates in collaboration with companion diagnostic companies, and we will face competition from other companies in establishing these collaborations. Our competitors will also compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

Manufacturing

We do not have any manufacturing facilities or personnel. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates undergoing preclinical testing, as well as for clinical testing and commercial manufacture if our product candidates receive marketing approval.

All of our product candidates are small molecules and are manufactured in synthetic processes from available starting materials. The chemistry appears amenable to scale up and does not currently require unusual equipment in the manufacturing process. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.

We generally expect to rely on third parties for the manufacture of companion diagnostics for our products, which are assays or tests to identify an appropriate patient population. Depending on the technology solutions we choose, we may rely on multiple third parties to manufacture and sell a single test.

Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with current Good Manufacturing Practice, or cGMP, requirements which impose certain production, manufacturing, procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP requirements and other aspects of regulatory compliance.

Commercialization

Subject to receiving marketing approvals, we expect to commence commercialization activities by building a focused sales and marketing organization to sell our products. We believe that such an organization will be able to address the community of oncologists who are the key specialists in treating the patient populations for which our product candidates are being developed.

We also plan to build a marketing and sales management organization to create and implement marketing strategies for any products that we market through our own sales organization and to oversee and support our sales force. The responsibilities of the marketing organization would include developing educational initiatives with respect to approved products and establishing relationships with researchers and practitioners in relevant fields of medicine.

Intellectual Property

We strive to protect the proprietary technology, inventions and improvements that are commercially important to our business, including seeking, maintaining and defending patent rights. We also rely on know-how relating to our proprietary technology and product candidates and continuing innovation to develop, strengthen and maintain our proprietary position. We also plan to rely on data exclusivity, market exclusivity and patent term extensions when available. Our commercial success will depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions and improvements; to defend and enforce our proprietary rights, including any patents that we may own in the future; and to operate without infringing the valid and enforceable patents and other proprietary rights of third parties. Intellectual property rights may not address all potential threats to our competitive advantage.

With respect to our existing and future product candidates and processes we intend to develop and commercialize in the normal course of business, we intend to pursue further patent protection covering, when possible, compositions, methods of use, dosing and formulations. We also may pursue patent protection with respect to manufacturing and drug development processes and technologies. Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies. We may not be able to obtain patent protections for our compositions, methods of use, dosing and formulations, manufacturing and drug development processes and technologies throughout the world. Issued patents can provide protection for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. In general, patents issued for applications filed in the United States can provide exclusionary rights for 20 years from the earliest effective filing date. In addition, in certain instances, the term of an issued U.S. patent that is directed to or claims an FDA-approved product can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. This process is called “patent term extension.” The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The term of patents outside of the United States varies in accordance with the laws of the foreign jurisdiction, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. Patent term may be inadequate to protect our competitive position on our products for an adequate amount of time.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of biopharmaceuticals has emerged in the United States. The relevant patent laws and their interpretation outside of the United States are also uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our technology or product candidates and could affect the value of such intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell or importing products that infringe our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions and improvements. We cannot guarantee that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may file in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting our products, the methods of use or manufacture of those products. Moreover, even our issued patents do not guarantee us the right to practice our technology in relation to the commercialization of our products. Patent and other intellectual property rights in the pharmaceutical and biotechnology space are evolving and involve many risks and uncertainties. For example, third parties may have, or may obtain, blocking patents of which we are currently unaware that could be used to prevent us from developing or commercializing our product candidates and practicing our proprietary technology. Further, defense of infringement claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties or redesign our products. Doing so may be impossible or require substantial time and monetary expenditure. We may also elect to enter into a license agreement to settle litigation or to resolve disputes prior to litigation. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. Should a license to a third party patent become necessary, we cannot predict whether we would be able to obtain a license, or if a license were available, whether it would be available on commercially reasonable terms. If such a license is necessary and a license under the applicable patent is unavailable on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed. This scenario could materially adversely affect our business. Even if we obtain a license to third party intellectual property, we may later decide, or it may later become necessary, to terminate the license. If we do so, we may no longer be free to use the technology protected by the patents no longer under license. Also, if a competitor developed the technology protected by the patents no longer under license, we would not be able to block the competitor’s progress. If the competitor’s product was competitive with ours, then we may suffer economic harm from the competitive product.

The issuance of a patent is not conclusive as to its scope, validity or enforceability and our issued patents may be challenged, invalidated, deemed unenforceable or circumvented. These scenarios could limit our ability to stop competitors from marketing-related products or could limit the term of patent protection that otherwise may exist for our product candidates. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Consequently, we do not know whether any of our product candidates will be protectable or remain protected by enforceable patents. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Moreover, any efforts to enforce our intellectual property rights are likely to be costly and may divert the efforts of our scientific and management personnel. We may also be subject to claims that former employees, collaborators or other third parties have an ownership interest in our patents or other intellectual property. We may also be subject to ownership disputes in the future arising, for example, from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against these claims, litigation could result in substantial cost and be a distraction to our management and employees.

In addition, the scope of the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies that are outside the scope of the rights granted under any issued patents. For these reasons, we may face competition with respect to our product candidates. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any patent directed to such product may expire or remain in force for only a short period following commercialization, thereby reducing the commercial advantage the patent provides.

We generally file a provisional patent application with the U.S. Patent and Trademark Office, or USPTO, first and then subsequently file a corresponding non-provisional patent application. This process enables us to establish an earlier effective filing date in the subsequently filed non-provisional patent application. To benefit from the earlier effective filing date, we must file a corresponding non-provisional patent application, such as a utility application in the United States or an international application under the Patent Cooperation Treaty, or PCT, within 12 months of the date of the provisional patent application filing. Based on a PCT filing, we may file national and regional patent applications in the United States or foreign jurisdictions, such as the European Union, China, Japan and possibly others. To date, we have not filed for patent protection in all national and regional jurisdictions where such protection may be available, and we may decide to abandon national and regional patent applications before a patent is granted. In addition, the patent grant proceeding for each national or regional patent application that we file is an independent proceeding. As a result, it is possible for a patent application to be granted in one jurisdiction and denied in another jurisdiction, and depending on the jurisdiction, the scope of patent protection may vary. As of February 28, 2021, we owned two issued US patents relating to methods of use and composition of matter of PMV compounds, including PC14586, at least 11 pending US patent applications, and at least ten pending foreign patent applications, each of which relates to methods of use and composition of matter of PMV compounds, including PC14586. The two issued US patents are expected to expire in 2037, without taking into account any possible patent term adjustment or extensions.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, preclinical and clinical testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products such as those we are developing. Generally, before a new drug can be marketed, considerable data must be generated, which demonstrates the drug’s quality, safety and efficacy. Such data must then be organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the Food, Drug and Cosmetic Act, or FDCA, and its implementing regulations. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in accordance with FDA’s good laboratory practice requirements and other applicable regulations;
•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•	approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site before each trial may be initiated;
•

performance of adequate and well-controlled human clinical trials in accordance with good clinical practice, or GCP, requirements to establish the safety and efficacy of the proposed drug for its intended use;

•	submission to the FDA of an NDA after completion of all pivotal trials;
•	determination by the FDA within 60 days of its receipt of an NDA to accept the filing for substantive review;
•	satisfactory completion of an FDA advisory committee review, if applicable;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, and of selected clinical investigation sites to assess compliance with GCP requirements; and

•	FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.

Prior to beginning the first clinical trial with a product candidate in the United States, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product; chemistry, manufacturing and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB or ethics committee for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1: The product candidate is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•

Phase 2: The product candidate is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

•

Phase 3: The product candidate is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

In some cases, FDA may require, or sponsors may voluntarily pursue, post-approval trials, sometimes referred to as Phase 4 studies, that are conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, such as with accelerated approval drugs, the FDA may mandate the performance of post-approval clinical trials as a condition of approval of an NDA.

The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial.

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 1 and Phase 2, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the meetings at the end of the Phase 2 trial to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trials that they believe will support approval of the new drug.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

While the IND is active and before approval, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

If the coronavirus disease 2019, or COVID-19, pandemic continues, our clinical trial plans and future planned clinical trials may be adversely affected, delayed or interrupted. We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects participating in clinical trials during the COVID-19 pandemic. For example, the FDA issued guidance in March 2020, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic. In June 2020, the FDA also issued a guidance on good manufacturing practice considerations for responding to COVID-19 infection in employees in drug products manufacturing, including recommendations for manufacturing controls to prevent contamination of drugs. Additional COVID-19 related guidance released by the FDA includes guidance addressing resuming normal drug and biologics manufacturing operations; manufacturing, supply chain, and inspections; and statistical considerations for clinical trials during the COVID-19 public health emergency.

NDA Review and Approval Process

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing complies with cGMP requirements to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after the application is submitted. The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP requirements. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, such as an additional pivotal Phase 3 trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the sponsor must resubmit the NDA to address all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA with a REMS to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may also require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing studies. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could impact the timeline for regulatory approval or otherwise impact ongoing development programs.

In addition, the Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

Expedited Development and Review Programs

The FDA has various programs, including Fast Track designation, breakthrough therapy designation, accelerated approval and priority review, that are intended to expedite the process for the development and FDA review of drugs that are intended for the treatment of serious or life-threatening diseases or conditions. For example, new drugs are eligible for Fast Track designation if they are intended to treat a serious or life- threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. The sponsor of a Fast Track product has opportunities for frequent interactions with the review team during product development and, once a NDA is submitted, the product may be eligible for priority review. With regard to a Fast Track product, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

Any product submitted to the FDA for approval, including a product with a Fast Track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review, accelerated approval and breakthrough therapy designation. A product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of new molecular entity NDAs under its current PDUFA review goals.

In addition, a product may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires pre-approval of promotional materials as a condition for accelerated approval, which could adversely impact the timing of the commercial launch of the product.

The Food and Drug Administration Safety and Innovation Act established a category of drugs referred to as “breakthrough therapies” that may be eligible to receive breakthrough therapy designation. A sponsor may seek FDA designation of a product candidate as a “breakthrough therapy” if the product is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same drug if relevant criteria are met. If a product is designated as breakthrough therapy, the FDA will work to expedite the development and review of such drug.

Fast Track designation, priority review, accelerated approval and breakthrough therapy designation do not change the standards for approval, but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. We may explore some of these opportunities for our product candidates as appropriate.

Post-approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements, which impose certain production, manufacturing, procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or untitled letters;
•	clinical holds on clinical studies;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
•	product seizure or detention, or refusal to permit the import or export of products;
•	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•	mandated modification of promotional materials and labeling and the issuance of corrective information;
•	the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of drug products. A company can make only those claims relating to safety and efficacy that are approved by the FDA and in accordance with the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined companies from engaging in off-label promotion. The FDA and other regulatory agencies have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labelling.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

Orphan Drugs

Under the Orphan Drug Act, the FDA may grant orphan drug designation, or ODD, to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with either a patient population of fewer than 200,000 individuals in the United States, or a patient population greater of than 200,000 individuals in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States of that drug or biologic. ODD must be requested before submitting an NDA. After the FDA grants ODD, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.

If a product that has received ODD and subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full NDA, to market the same biologic for the same indication for seven years from the approval of the NDA, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of ODD are tax credits for certain research and a waiver of the NDA application user fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received ODD. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Marketing Exclusivity

Market exclusivity provisions authorized under the FDCA can delay the submission and approval of certain marketing applications for products containing the same active ingredient. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application, or ANDA, or an NDA submitted under Section 505(b)(2), or 505(b)(2) NDA, by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

The FDCA alternatively provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from accepting ANDAs or 505(b)(2) NDAs for drugs referencing the approved application for review. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to any preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to another period of exclusivity if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials. In addition, orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances.

Other Healthcare Laws

Pharmaceutical manufacturers are subject to additional healthcare fraud and abuse laws, regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation, U.S. federal anti-kickback, false claims, civil monetary penalty, consumer fraud, pricing reporting, data privacy and security and physician payment transparency laws and regulations as well as similar foreign laws in the jurisdictions outside the U.S. Similar state and local laws and regulations may also restrict business practices in the pharmaceutical industry, such as state anti-kickback and false claims laws, which may apply to business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers or by patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information; state and local laws which require tracking gifts and other remuneration and transfer of value provided to physicians, other healthcare providers and entities; state and local laws that require the registration of pharmaceutical sales representatives; and state and local laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by the Health Insurance Portability and Accountability Act of 1996, thus complicating compliance efforts.

The risk of our being found in violation of these or other laws and regulations is increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts and their provisions are open to various interpretations. These laws and regulations are subject to change, which can increase the resources needed for compliance and delay drug approval or commercialization. Any action brought against us for violations of these laws or regulations, even successfully defended, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Also, we may be subject to private “qui tam” actions brought by individual whistleblowers on behalf of the federal or state governments. Violation of any of such laws or any other governmental regulations that apply may result in penalties, including, without limitation, significant administrative, civil and criminal penalties, damages, fines, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, the curtailment or restructuring of operations, exclusion from participation in government healthcare programs and imprisonment.

Coverage and Reimbursement

Sales of any pharmaceutical product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Significant uncertainty exists as to the coverage and reimbursement status of any newly approved product. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. One third-party payor’s decision to cover a particular product does not ensure that other payors will also provide coverage for the product. As a result, the coverage determination process can require manufacturers to provide scientific, cost-effectiveness and clinical support for the use of a product to each payor separately and can be a time-consuming process, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization. In addition, companion diagnostic tests that are used with applicable pharmaceutical products require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical products, will apply to companion diagnostics.

Moreover, third-party payors are increasingly reducing coverage and reimbursement for pharmaceutical products and related services. The U.S. government and state legislatures have continued implementing cost-

containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Third-party payors are increasingly challenging the prices charged, examining the medical necessity and reviewing the cost effectiveness of pharmaceutical products, in addition to questioning their safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Furthermore, there is no assurance that a product will be considered medically reasonable and necessary for a specific indication, will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be established even if coverage is available or that the third-party payors’ reimbursement policies will not adversely affect the ability for manufacturers to sell products profitably. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product.

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Pharmaceutical products may face competition from lower-priced products in foreign countries that have placed price controls on pharmaceutical products and may also compete with imported foreign products.

Healthcare Reform

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. In March 2010, the Affordable Care Act, or ACA, was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States. By way of example, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; creates a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, in 2017, Congress enacted the Tax Cut and Jobs Act, or Tax Act, which eliminated the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review the case, although it is unclear when a decision will be made or how the Supreme Court will rule. In November 2020, the United States Supreme Court held oral arguments on this case. It is uncertain how the United States Supreme Court will rule on this case or how healthcare measures of the Biden administration will impact the ACA and our business. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact our business in the future.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, effective April 1, 2013, which will remain in effect through 2030, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. For example, at the federal level, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the other of pocket costs of drug products paid by consumers. In July and September 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. The FDA also released a final rule in September 2020 providing guidance for states to build and submit importation plans for drugs from Canada. Further, in November 2020, the U.S. Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The Centers for Medicare & Medicaid Services, or CMS, also issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. In December 2020, CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. It is unclear to what extent these new regulations and any future regulations and legislation by the Biden administration will have on our business, including our ability to generate revenue and achieve profitability. In addition, individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

FDA Approval and Regulation of Companion Diagnostics

We expect that our product candidates may require use of a diagnostic to identify appropriate patient populations for our products. These diagnostics, often referred to as companion diagnostics, are medical devices, often in vitro devices, which provide information that is essential for the safe and effective use of a corresponding drug. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import and post-market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval, or PMA approval. We expect that any companion diagnostic developed for our product candidates will utilize the PMA pathway.

The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, a PMA application typically requires data regarding analytical and clinical validation studies. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.

PMA approval is not guaranteed, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. If the FDA’s evaluation of the PMA application is favorable, the FDA typically issues an approvable letter requiring the applicant’s agreement to specific conditions, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the applicant. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution. Once granted, PMA approval may be withdrawn by the FDA if compliance with post approval requirements, conditions of approval or other regulatory standards are not maintained, or problems are identified following initial marketing.

In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, if FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic device is not approved or cleared for that indication at the same time. The review of in vitro companion diagnostics in conjunction with the review of our therapeutic treatments for cancer will, therefore, likely involve coordination of review by the FDA’s Center for Drug Evaluation and Research and the FDA’s Center for Devices and Radiological Health Office of In Vitro Diagnostics. The guidance also explains that a companion diagnostic device used to make treatment decisions in clinical trials of a drug generally will be considered an investigational device, unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption, or IDE, regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. According to the guidance, if a diagnostic device and a drug are to be studied together to support their respective approvals, both products can be studied in the same investigational study, if the study meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the study plan and subjects, a sponsor may seek to submit an IND alone, or both an IND and an IDE. After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the United States.

Employees

As of February 28, 2021, we had 44 full-time employees, including 15 employees with Ph.D., M.D. or Pharm.D. degrees. Of these full-time employees, 32 employees are engaged in research and development activities.

None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated in Delaware in March 2013 under the name “PJ Pharmaceuticals, Inc.” In July 2013, we changed our name to “PMV Pharmaceuticals, Inc.” Our principal executive offices are located at 8 Clarke Drive, Suite 3, Cranbury, New Jersey 08512. Our telephone number is (609) 642-6670. Our website address is www.pmvpharma.com. Information contained on, or that can be accessible through, our website is not a part of this Annual Report on Form 10-K and the inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference only.

On September 25, 2020, we completed our initial public offering, or IPO, pursuant to which we issued and sold, 13,529,750 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,764,750 additional shares of common stock, at a public offering price of $18.00 per share. The gross proceeds from the IPO were approximately $243.5 million and the net proceeds were approximately $223.2 million, after deducting underwriting discounts and commissions and other offering expenses.

We use the name “PMV Pharma,” the “PMV Pharma” logo and other marks as unregistered trademarks in the United States and other countries. This Annual Report on Form 10-K contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we or their owners will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable owner to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

Available Information

Our Internet address is www.pmvpharma.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (and amendments to those reports), proxy and information statements and other information filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our filings with the SEC may be accessed through the SEC at http://www.sec.gov. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing.  Further, our references to website URLs are intended to be inactive textual references only. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission, or SEC, before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could materially adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Many of the following risks and uncertainties are, and will be, exacerbated by the coronavirus disease 2019, or COVID-19, pandemic and any worsening of the global business and economic environment as a result. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risk Factors Summary

Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in our common stock risky include, among others:

•	we have a limited operating history, have not completed any clinical trials, and have no products approved for commercial sale;
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

•	we will require substantial additional capital to finance our operations;
•

our discovery and preclinical and clinical development is focused on the development of precision medicines for patients with genetically defined cancers, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs targeting p53 hotspot mutations is novel, may never lead to marketable products and may not ultimately represent a significant market;

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

•

the regulatory approval processes of the U.S. Food and Drug Administration, or FDA, and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain required regulatory approvals for our product candidates, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired;

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

We have a limited operating history, have not completed any clinical trials, and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and viability.

We are a clinical stage biotechnology company with a limited operating history. We commenced operations in March 2013, and our operations to date have been primarily limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and, more recently, clinical studies, and establishing arrangements with third parties for the manufacture of initial quantities of product candidates. In September 2020, our lead product candidate, PC14586, received authorization to proceed under an investigational new drug application, or IND, with the FDA. Then, in October 2020, we received Fast Track designation for PC14586, from the FDA, and in the fourth quarter of 2020, we initiated patient dosing in our Phase 1/2 clinical trial of PC14586. We have not demonstrated an ability to successfully conduct or complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are still in the early stages of development of our product candidates. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We have financed our operations primarily through private placements of our preferred stock and our initial public offering.

We have incurred significant net losses in each period since we commenced operations in March 2013. Our net losses were $34.4 million and $25.4 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $109.9 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Additionally, the net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indicator of our future performance.

We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

•	continue our research and development efforts and submit investigational new drug, or IND, applications for our product candidates;
•	conduct preclinical studies and clinical trials;
•	fail to demonstrate adequate efficacy or an acceptable safety profile in our clinical trials;
•	seek marketing approvals for any product candidates that successfully complete clinical trials;
•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges;
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

Our ability to become profitable depends upon our ability to generate revenue. We have not received marketing approval for any product candidate, and we have not generated any revenue from any product sales. We do not expect to generate revenue unless or until we successfully complete preclinical and clinical development and obtain regulatory approval of, and then successfully commercialize, at least one product candidate. We dosed our first patient in our Phase 1/2 clinical trial of our lead product candidate, PC14586, in the fourth quarter of 2020, and we have not yet reported any clinical data. We will need to transition from a company with a research focus to a company capable of supporting clinical development and commercial activities. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. In addition, all of our other product candidates are still in preclinical development and have not been evaluated in humans. We face significant translational risk as our product candidates advance to the clinical stage, and promising results in preclinical studies may not be replicated in clinical trials. All of our current and future product candidates will require preclinical and clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Our ability to generate revenue depends on a number of factors, including, but not limited to:

•

successful enrollment and timely completion of our clinical trials for our lead product candidate, PC14586, and timely initiation and completion of our preclinical studies for our future product candidates, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;

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

Many of the factors listed above are beyond our control and could cause us to experience significant delays or prevent us from obtaining regulatory approvals or commercializing our product candidates. Successful completion of preclinical studies and clinical trials does not mean that any of our current or future product candidates will receive regulatory approval. Even if regulatory approvals are obtained, we could experience significant delays or an inability to successfully commercialize our current and any future product candidates, which would materially harm our business. Even if we are able to commercialize our product candidates, we may not achieve profitability soon after generating product sales, if ever. If we are unable to generate sufficient revenue through the sale of our product candidates or any future product candidates, we may be unable to continue operations without continued funding.

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

We will require substantial additional capital to finance our operations in the future. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and product development programs or future commercialization efforts.

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

As of December 31, 2020, we had $361.4 million in cash and cash equivalents. On September 29, 2020, we completed our IPO, selling 13,529,750 shares of common stock at a public offering price of $18.00 per share, which includes 1,764,750 shares sold upon full exercise of the underwriters’ option to purchase additional shares of common stock. The aggregate proceeds from the offering, net of underwriting discounts and commissions and other offering expenses, were approximately $223.2 million. Although we believe that our available cash and cash equivalents will be sufficient to fund our planned operations through 2023, this belief is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Our future capital requirements depend on many factors, including:

•

the scope, progress, results and costs of researching and developing our current product candidates or any future product candidates we choose to pursue, and conducting preclinical studies and clinical trials, including our clinical trials of PC14586;

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

Risks Related to Product Development

Our discovery and product development is focused on the development of precision medicines for patients with genetically defined cancers, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs targeting p53 hotspot mutations is novel, may never lead to marketable products and may not ultimately represent a significant market.

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

In addition, because our approach targets genetically defined cancer patients and not specific tumors based on tumor or cancer types, we are initially pursuing a tumor-agnostic development strategy (i.e., pursuing approval for a potential indication based on a specific genetic mutation rather than a specific type of tissue). There is currently a limited number of approved tumor-agnostic therapies and we may not receive approval for a broad tumor-agnostic indication or may be delayed in receiving broad tumor-agnostic approval. If our Phase 1/2 trial for PC14586 does not support a tumor-agnostic indication, but we observe clinical benefit in certain tumor or cancer types, we may decide to pursue a tumor- or cancer-specific indication which may require additional clinical trials. Further, even if our Phase 1/2 trial for PC14586 is successful, the FDA may not agree that such study can serve as a pivotal study, which would require us to conduct additional clinical trials prior to approval.

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

We are very early in our development efforts. We dosed our first patient in our Phase 1/2 clinical trial of our lead product candidate, PC14586, in the fourth quarter of 2020, and we have not yet reported any clinical data. All of our other product candidates are still in preclinical development and have never been tested in human subjects. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of PC14586 and one or more of our future product candidates. In addition, our product development programs contemplate the development with third party collaborators of companion diagnostics, which are assays or tests used to identify an appropriate patient population for our product candidates. Companion diagnostics are subject to regulation as medical devices and must themselves be approved for marketing by the FDA and comparable foreign regulatory agencies before we may commercialize such companion diagnostics with our product candidates. The success of our product candidates will depend on several factors, including the following:

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

•	timely and successful completion of preclinical studies and clinical trials;
•	receipt of authorization to proceed under INDs for our planned clinical trials or future clinical trials;
•	FDA acceptance of our tumor-agnostic development strategy;
•	successful patient enrollment in and completion of clinical trials, which may be impacted by the COVID-19 pandemic;

•	successful development with third party collaborators of companion diagnostics for use with our product candidates;
•	safety, tolerability and efficacy profiles for our product candidates that are satisfactory to the FDA or any foreign regulatory authority for marketing approval;
•	receipt of marketing approvals for our product candidates and any companion diagnostics from applicable regulatory authorities, which must be approved contemporaneously;
•	completion of any required post-marketing approval commitments to applicable regulatory authorities;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
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

A key element of our strategy is to use and expand our platform to build a pipeline of product candidates and progress these product candidates through clinical development for the treatment of various cancers. Although our research and development efforts to date have resulted in our discovery and development of PC14586 and future product candidates, PC14586 and future product candidates may not be safe or effective as a cancer treatment, and we may not be able to further develop PC14586 and develop any future product candidates. Our platform is evolving and may not reach a state at which building a pipeline of product candidates is possible. For example, we may not be successful in identifying additional p53 hotspot mutations for which our platform can develop safe and effective product candidates. There can be no assurance that any development problems we experience in the future related to our platform will not cause significant delays or unanticipated costs or that such development problems can be solved. Even if we are successful in building our pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance.

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

In order to obtain FDA approval to market a new small molecule product, we must demonstrate the safety and efficacy of our product candidates in humans to the satisfaction of the FDA. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical studies that support our planned INDs in the United States. We dosed our first patient in our Phase 1/2 clinical trial of our lead product candidate, PC14586, in the fourth quarter of 2020, and we have not yet reported any clinical data. All of our other product candidates are in preclinical development. We cannot be certain of the timely completion or outcome of our preclinical studies and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical studies will ultimately support further development of our programs. While we have received authorization to proceed under an IND for our lead product candidate, PC14586, we cannot be sure that we will be able to submit and receive authorizations to proceed under additional INDs or similar applications with respect to our other product candidates on the timelines we expect, if at all, and we cannot be sure that submission of IND or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

We are required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective before we can seek marketing approvals for their commercial sale. Success in preclinical studies does not mean that future clinical trials will be successful. For instance, we do not know whether PC14586 will perform in its clinical trials as PC14586 has performed in preclinical studies, nor can we predict how our future product candidates will perform in future preclinical studies or clinical trials. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and other comparable foreign regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. Regulatory authorities may also limit the scope of later-stage trials until we have demonstrated satisfactory safety, which could delay regulatory approval, limit the size of the patient population to which we may market our product candidates or prevent regulatory approval. In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dose and dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. Patients treated with our product candidates may also be undergoing surgical, radiation and chemotherapy treatments and may be using other approved products or investigational new drugs, which can cause side effects or adverse events that are unrelated to our product candidates. As a result, assessments of efficacy can vary widely for a particular patient, and from patient to patient and site to site within a clinical trial. This subjectivity can increase the uncertainty of, and adversely impact, our clinical trial outcomes.

We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain approval to market any of our product candidates.

Even if we succeed in developing and commercializing our product candidates, we may never generate sufficient or sustainable revenue to enable us to be profitable.

We have limited experience as a company in conducting clinical trials.

We have limited experience as a company in conducting clinical trials with the initiation of our Phase 1/2 clinical trial for PC14586 in October 2020. In part because of this lack of experience, we cannot be certain that our clinical trials of PC14586 and ongoing preclinical studies of our other product candidates will be completed on time or if the planned preclinical studies and clinical trials will begin or be completed on time, if at all. Large-scale clinical trials require significant additional financial and management resources and reliance on third-party clinical investigators, CROs and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control. We may be unable to identify and contract with sufficient investigators, CROs and consultants on a timely basis or at all. For our lead product candidate, PC14586, we entered into a master services agreement with a CRO to lead our first-in-human open label Phase 1/2 clinical trial. There can be no assurance that we will be able to negotiate and enter into any additional master services agreement with other CROs, as necessary, on terms that are acceptable to us on a timely basis or at all.

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

Such companion diagnostics would be used during our clinical trials as well as in connection with the commercialization of our product candidates. In our Phase 1/2 clinical trial, we are working with physicians and leading academic centers to enroll patients with the p53 Y220C mutation identified through next generation sequencing, or NGS. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges.

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

The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have our administrative employees continuing their work outside of our offices and limited the number of staff in any given research and development laboratory. Our research and development teams are currently operating under heightened protective COVID-19 protocols , which has altered our operations and processes. While the extent of the impact of the COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations. As a result of the COVID-19 pandemic, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

•	clinicians’ willingness to screen their patients for biomarkers to indicate which patients may be eligible for enrollment in our clinical trials;
•	delays in or temporary suspension of the enrollment of patients in our clinical trials due to the COVID-19 pandemic;
•	ability to obtain and maintain patient consents;
•	patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment;
•	proximity and availability of clinical trial sites for prospective patients; and

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

In particular, we are aware of molecules in development that also are being explored for p53 upregulation/activation in various stages of preclinical or clinical development being tested by Actavalon, Aprea Therapeutics, CDG Therapeutics, Cotinga Pharmaceuticals, Innovation Pharmaceuticals and Senhwa Biosciences, among others. We are also aware of selective small molecule inhibitors that are designed to target wild-type p53 containing tumors through the p53-murine double minute 2, or MDM2, interaction, which are in various stages of clinical development being tested by Aileron Therapeutics, Ascentage Pharma, Boehringer Ingelheim, Daiichi Sankyo (out-licensed worldwide rights to Rain Therapeutics), Kartos Therapeutics, Novartis and Roche, including testing MDM2 inhibitors in combination with a variety of other anti-cancer agents.

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

Our future operating results are dependent on our ability to successfully discover, develop, obtain regulatory approval for and commercialize product candidates beyond our lead product candidate, PC14586, and those we currently have in preclinical development. A product candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

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

While we have only recently initiated a clinical trial for our lead product candidate, PC14586, as is the case with all oncology drugs, it is likely that there may be significant side effects associated with its use. PC14586 or future product candidates may be used in populations for which safety concerns may be reviewed by regulatory agencies. In addition, we expect that PC14586 will be studied in combination with other therapies, which may exacerbate adverse events associated with the therapy. Further, our product candidates will be used in patients that have weakened immune systems, which may exacerbate any potential side effects associated with their use. Patients treated with PC14586 or any of our future product candidates may also be undergoing surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, it is expected that some of the patients enrolled in our PC14586 clinical trials will die or experience major clinical events either during the course of our clinical trials or after participating in such trials. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects.

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

If our product candidates receive regulatory approval but fail to achieve market acceptance among physicians, patients, hospitals, cancer treatment centers or others in the medical community, we will not be able to generate significant revenue.

In addition, although our product candidates differ in certain ways from other precision medicine approaches, serious adverse events or deaths in other clinical trials involving precision medicines, even if not ultimately attributable to our product or product candidates, could result in increased government regulation, unfavorable public perception and publicity, potential regulatory delays in the testing or licensing of our product candidates, stricter labeling requirements for those product candidates and a decrease in demand for any such product candidates.

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

There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines are typically made by the CMS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. No uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours. Reimbursement agencies in Europe may be more conservative than CMS. For example, a number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European countries. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products we may develop could have a material adverse effect on our business, financial condition and results of operations, our ability to raise capital needed to commercialize product candidates and our overall financial condition.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

The process of obtaining regulatory approvals, both in the United States and abroad, is unpredictable, expensive and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations or changes in regulatory review for each submitted IND, NDA or equivalent application types, may cause delays in the approval or rejection of an application. For example, FDA has recently issued guidance on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the COVID-19 pandemic, including recordkeeping and implementation of contingency measures in response to the ongoing pandemic. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

•

the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials, including our Phase 1/2 clinical trial design for PC14586, or require us to modify the design of our clinical trials, including additional procedures and contingency measures in response to the COVID-19 pandemic or as required by clinical sites, IRBs, FDA or other regulatory authorities;

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

We may seek and fail to obtain breakthrough therapy designations for our current or Fast Track and breakthrough therapy designations for future product candidates. Even if we are successful, such programs may not lead to a faster development or regulatory review process, and they do not guarantee we will receive approval for any product candidate. We may also seek to obtain accelerated approval for one or more of our product candidates but the FDA may disagree that we have met the requirements for such approval.

If a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for Fast Track designation. In October 2020, we received Fast Track designation for PC14586 from the FDA. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular future product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Further, even though we have received Fast Track designation for PC14586, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may rescind the Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Our lead product candidate, PC14586, is in early clinical development and all of our other product candidates are in discovery or preclinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Our clinical trials may not be conducted as planned or completed on schedule, if at all, and a failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Our preclinical studies and clinical trials may not be successful.

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

Additionally, our PC14586 Phase 1/2 clinical trial is, and other clinical trials we conduct in the future may be, open-label in study design and conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge.

We may experience delays in obtaining the FDA’s authorization to initiate clinical trials, completing ongoing clinical trials of PC14586 and preclinical studies of our other product candidates and initiating our planned preclinical studies and clinical trials. Additionally, we cannot be certain that preclinical studies or clinical trials for our product candidates will begin on time, not require redesign, enroll an adequate number of research subjects or patients on time, or be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

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

Changes in funding or disruptions at the FDA, the SEC and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

Following potential approval of any of our current or future product candidates, the FDA or other comparable regulatory authorities may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time-consuming post-approval studies, post-market surveillance or clinical trials to monitor the safety and efficacy of the product. The FDA may also require a risk evaluation and mitigation strategy, or REMS, in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP requirements, GLP requirements and good clinical practice, or GCP, requirements, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, certain policies and regulations promulgated during the Trump administration as well as those implemented by the Biden administration may impact our business and industry. To the extent any current or future executive or legislative actions impose significant changes in or burdens on, or otherwise materially delay, FDA’s ability to engage in routine oversight activities, such as implementing regulations through rulemaking, issuance of guidance, and agency review and approval of marketing applications on a timely basis, our business and clinical development plans could be negatively impacted. It remains to be seen how the Biden administration and new leadership at the HHS and FDA will impact our business. If we, as well as our contractors, are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or are not able to maintain regulatory compliance, we may be delayed in obtaining regulatory approval, lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

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

There have been legislative and judicial efforts to repeal, replace, or change some or all of the ACA, including measures taken during the Trump administration. While Congress has not passed repeal legislation to date, the Tax Cuts and Jobs Act, or Tax Act, repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a federal district court in Texas ruled the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. In November 2020, the United States Supreme Court held oral arguments on this case. It is unclear how the United States Supreme Court will rule on this case, or how other future judicial and legislative efforts, including healthcare measures of the Biden administration, will impact the ACA or our business. We will continue to evaluate the effect that the ACA has on our business. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices; however on December 20, 2019, President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repeals the Cadillac tax and the health insurance provider tax. It is impossible to determine whether similar taxes could be instated in the future. CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS has recently published a final rule that would give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Other legislative changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2030, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget for fiscal year 2021 includes allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. In July and September 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. The FDA also released a final rule in September 2020 providing guidance for states to build and submit importation plans for drugs from Canada. Further, in November 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The CMS also issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. In December 2020, CMS also issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. The Biden administration, including new leadership at the HHS, may halt, amend, or revoke certain actions implemented during the Trump administration. It is unclear to what extent these new regulations and any future regulations and legislation by the Biden administration will have on our business, including our ability to generate revenue and achieve profitability.

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

•

the federal Physician Payment Sunshine Act, created under the ACA and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to HHS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include payments and transfers of value made during the previous year to certain non-physician providers, such as physician assistants and nurse practitioners;
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

In connection with our clinical trials or enrollment or continued enrollment of patients in any future clinical trials, we will be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm in connection with our European activities. Further, the United Kingdom’s vote in favor of exiting the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated.

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

In addition, certain states have enacted additional laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. By way of example, California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA went into effect on January 1, 2020, and the California Attorney General may bring enforcement actions for violations beginning July 1, 2020. The CCPA was amended on September 23, 2018. In November 2020, California passed the California Privacy Rights Act, or CPRA, which amends and expands the CCPA. Although the CCPA includes exemptions for certain clinical trial data, the law may increase our compliance costs and potential liability with respect to other personal information. The CCPA and CPRA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

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

As of February 28, 2021, we had 44 full-time employees, including 32 employees engaged in research and development activities. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

As of December 31, 2020 and 2019, we had federal NOL carryforwards of $97.7 million and $66.4 million, respectively. As of December 31, 2020, we had state NOL carryforwards for New Jersey, California and Massachusetts of approximately $92.8 million, $4.9 million and $0.9 million, respectively. As of December 31, 2019, we had state NOL carryforwards for New Jersey, California and Massachusetts of approximately $61.5 million, $4.9 million and $0.9 million, respectively. Some of the federal and state NOL carryforwards expire beginning in the year 2033. We also had federal and state research and development credit carryforwards of approximately $3.5 million and $2.2 million, respectively, as of December 31, 2020 and 2019. The federal credits will begin to expire in 2034 if not utilized. The California state credits carryforward indefinitely and the New Jersey state credits expire starting in 2021.

In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a cumulative change (by value) in the corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change taxable income or tax liabilities may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. We have not conducted any studies to determine whether we have experienced an ownership change or the annual limitations, if any, that could result from such an ownership change. Our ability to utilize our NOLs and certain other tax attributes could be limited by an ownership change as described above and consequently, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations. There is also a risk that due to federal or state regulatory changes, such as suspensions on the use of NOLs, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.

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

We may be required to protect our patents through procedures created to attack the validity of a patent at the USPTO. The USPTO hears post-grant proceedings, including PGR, IPR and derivation proceedings. An adverse determination in any such submission or proceeding could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Thus, the Leahy-Smith America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain. Defending against such lawsuits will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.

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

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

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

•	any delay in our regulatory filings or any adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;
•	adverse developments concerning our manufacturers or our manufacturing plans;
•	our inability to obtain adequate product supply for any licensed product or inability to do so at acceptable prices;
•	our inability to establish collaborations if needed;
•	our failure to commercialize our product candidates;
•	additions or departures of key scientific or management personnel;
•	unanticipated serious safety concerns related to the use of our product candidates;
•	introduction of new products or services offered by us or our competitors;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	our ability to effectively manage our growth;
•	the size and growth of our initial cancer target markets;
•	our ability to successfully treat additional types of cancers or at different stages;
•	actual or anticipated variations in quarterly operating results;
•	our cash position;
•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•	publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	changes in the market valuations of similar companies;
•	overall performance of the equity markets;
•	sales of our common stock by us or our stockholders in the future;
•	expiration of lock-up agreements;
•	trading volume of our common stock;
•	changes in accounting practices;
•	ineffectiveness of our internal controls;
•	disputes or other developments relating to intellectual property or proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including intellectual property or stockholder litigation;
•	the impact of any natural disasters or public health emergencies, such as the COVID-19 pandemic;
•	general economic, political, industry and market conditions, including the new presidential administration in the United States; and
•	other events or factors, many of which are beyond our control.

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

Prior to the closing of our IPO in September 2020, there was no public trading market for our common stock. Although our common stock is listed on the Nasdaq Global Select Market, the market for our shares has demonstrated varying levels of trading activity. We cannot predict the prices at which our common stock will trade or whether an active trading market will be sustained in the future. The lack of an active market may impair investors’ ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable may reduce the market value of their shares and may impair our ability to raise capital.

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

As of December 31, 2020, we had 44,777,818 shares of common stock outstanding. Of these shares, approximately 13,529,750 shares are freely tradable and substantially all of the remaining shares of common stock will be available for sale in the public market beginning in March 2021 following the scheduled expiration of lock-up agreements that certain of our stockholders and the underwriters entered into in connection with our IPO. Goldman Sachs & Co. LLC, BofA Securities, Inc., Cowen and Company, LLC and Evercore Group L.L.C. may release these stockholders from their lock-up agreements with the underwriters at any time and without notice, which would allow for earlier sales of such shares in the public market.

Moreover, holders of an aggregate of 28,197,798 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market beginning in March 2021 following the scheduled expiration of lock-up agreements that certain of our stockholders and the underwriters entered into in connection with our IPO. If these additional shares are, or if it is perceived that they will be, sold in the public market, the trading price of our common stock could decline.

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

As of December 31, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 55.6% of our voting stock. Certain of our directors are affiliated with the holders of 5% or more of our capital stock. In particular, Peter Thompson, M.D. is an affiliate of OrbiMed Private Investments V LP and Thilo Schroeder, Ph.D. is an affiliate Nextech V Oncology S.C.S., SIACAV-SIF. As a result, this group of stockholders may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or Exchange Act, which will require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the Nasdaq Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our IPO. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located at 8 Clarke Drive, Cranbury, New Jersey 08512, where we lease a facility containing 18,446 square feet of office and laboratory space pursuant to a lease agreement that expires in June 2022. We also lease 6,297 square feet of laboratory space at 3000 Eastpark, South Brunswick, New Jersey 08512 pursuant to a lease that expires in July 2022. In January 2021, we signed a lease for 50,581 square feet of office and laboratory space at One Research Way in Princeton, New Jersey 08540.  That lease term extends through 2032, has a five-year extension option, and is intended to replace our two existing facilities.  Finally, we lease 3,292 square feet of office space at 420 Bedford Drive, Lexington, Massachusetts 02420 pursuant to a lease that expires in August 2023, with an option to extend for an additional three years.

We believe that our current facilities are adequate for our current and near term needs and that suitable additional or substitute space at commercially reasonable terms will be available as needed to accommodate any future expansion of our operations.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. As of February 28, 2021, we were not a party to any material legal matters or claims. In the future, we may become party to legal matters and claims in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price of Common Stock

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “PMVP” since September 25, 2020.  Prior to that date there was no public trading market for our common stock.

Holders of Common Stock

As of January 31, 2021, there were approximately 43 holders of record of our common stock.  We believe actual number of stockholders is greater than this number of record holders.  The approximate number of holders includes holders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.  This number of holders of record also does not include holders whose share may be held in trust by other entities.

Performance Graph

This graph below is not “soliciting material” or deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to liabilities under that Section, and shall not be deemed incorporated by reference into this Annual Report on Form 10-K or into any other filing of PMV Pharma. under the Securities Act, as amended, except to the extent that we specifically incorporate this information by reference therein, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on September 25, 2020 (the first day of trading of our common stock) and its relative performance is tracked through December 31, 2020. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN

among PMV Pharma, the NASDAQ Composite Index and the NASDAQ Biotechnology Index

160%
120%
80%
40%
0%
9/25/2020
10/25/2020
11/25/2020
12/25/2020
PMVP
Nasdaq Biotech
Nasdaq Composite

Dividend Policy

We have never declared or paid cash dividends on our common stock.  We intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future.  Any future determination related to dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors might deem relevant.

Recent Sales of Unregistered Securities

From January 1, 2020 through December 31, 2020, we sold and issued the following unregistered securities, which share numbers have been adjusted, as appropriate, to reflect the 5.2651-for-one reverse stock split which became effective on September 24, 2020:

(1)	We granted stock options to employees, directors and consultants covering and aggregate of 1,375,196 shares of common stock, at a weighted-average exercise price of $5.23 per share.

(2)	We sold an aggregate of 4,070 shares of common stock to employees for cash consideration in the aggregate amount of $6 thousand pursuant to stock option exercises.

(3)	We sold an aggregate of 9,688 shares of common stock to a warrant holder pursuant to exercise of the warrant. Cash consideration for this transaction was $194 thousand.
(4)

In July 2020, we issued an aggregate of 5,321,864 shares of Series D preferred stock to six accredited investors at a price per share of $13.1533, for total gross proceeds of $70.0 million. In connection with the completion of our IPO, all shares of Series D preferred stock automatically converted into an equivalent number of shares of our common stock.

The offers, sales and issuances of the securities described in this Item 5 were deemed to be exempt from registration under the Securities Act under either (i) Rule 701 promulgated under the Securities Act as offers and sale of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701 or (ii) Section 4(a)(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder) as transactions by an issuer not involving any public offering. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the stock certificates and instruments issued in such transactions.

Use of Proceeds from our Public Offering of Common Stock

On September 24, 2020, our registration statement on Form S-1 (File No. 333-248627) relating to our IPO of common stock was declared effective by the SEC.  The IPO closed on September 25, 2020 at which time we issued 13,529,750 shares of common stock (including the exercise in full by the underwriters of their option to purchase an additional 1,764,750 shares of common stock) at a public offering price of $18.00 per share.  We received net proceeds from the IPO of approximately $223.2 million, after deducting the underwriting discounts and commissions of approximately $17.0 million and estimated offering related expenses of approximately $3.3 million.  None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to our affiliates.  Goldman Sachs & Co. LLC, BofA Securities, Cowen, and Evercore IS acted as joint book-running managers for the offering.

There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on September 24, 2020.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

None.

Item 6.    Selected Financial Data.

You should read the selected historical financial data below in conjunction with the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements included elsewhere in this report. The selected financial data included in this section are not intended to replace the financial statements included elsewhere in this Annual Report on Form 10-K.  We derived the selected statements of operations data for the years ended December 31, 2020, 2019 and 2018 and the selected balance sheet data at December 31, 2020 and 2019 from our audited consolidated financial statements included elsewhere in this report on Form 10-K.  Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Operating Expenses:
Research and development	$23,933	$20,759	$13,853
General and administrative	11,009	5,878	5,039
Total operating expenses	34,942	26,637	18,892
Loss from operations	(34,942)	(26,637)	(18,892)
Other income:
Interest income, net	651	1,301	1,341
Other expense	(143)	(8)	16
Total other income	508	1,293	1,357
Loss before provision for income taxes	(34,434)	(25,344)	(17,535)
Provision for income taxes	6	8	3
Net loss	(34,440)	(25,352)	(17,538)
Unrealized gains on marketable securities, net of tax	3	10	52
Comprehensive loss	$(34,437)	$(25,342)	$(17,486)
Net loss per share—basic and diluted	$(2.40)	$(8.35)	$(5.82)
Weighted-average common shares outstanding	14,364,475	3,035,243	3,012,284

	December 31, 2020		December 31, 2019
Cash, cash equivalents, and short-term marketable securities	$361,422		$101,486
Working capital (1)	358,351		97,570
Property and equipment, net	569		739
Total assets	$365,531		$103,033
Total current liabilities	6,410		4,523
Convertible preferred stock	—		168,933
Accumulated deficit		(109,880)	(75,440)
Total stockholders’ equity (deficit)	$359,121		$(70,474)

(1) Working capital is defined as current assets minus current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Financial Data” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in “Part I, Item 1A. Risk Factors” and in other parts of this Annual Report on Form 10-K.

A discussion of our financial performance for the year ended December 31, 2020 as compared to the year ended December 31, 2019 appears below under the captions “Results of Operations” and “Liquidity and Capital Resources.” A discussion of our financial performance for the year ended December 31, 2019 compared to the year ended December 31, 2018 can be found in our Registration Statement filed on Form S-1/A, in the “Management Discussion And Analysis Of Financial Condition And Results Of Operations” section, under the same captions, filed with the SEC on September 24, 2020, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at ir.pmvpharma.com/financial-information/sec-filings. These website addresses are intended to be inactive, textual references only. None of the materials on, or accessible through, these websites are part of this report or are incorporated by reference herein.

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

Since our formation in March 2013, we have devoted substantially all of our time and efforts to performing research and development activities and raising capital. We are not profitable and have incurred losses in each year since our inception. Our net losses were $34.4 million, $25.4 million, and $17.5 million for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $109.9 million. We do not currently have any product candidates approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We initiated a Phase 1/2 clinical trial in October 2020 for our lead product candidate, PC14586. In October 2020, we were granted FDA Fast Track Designation of PC14586 for the treatment of patients with locally advanced or metastatic solid tumors that have a p53 Y220C mutation. We dosed our first patient in this clinical trial in the fourth quarter of 2020. We expect that our operating expenses will increase significantly as we advance our product candidates through preclinical and clinical development, seek regulatory approval and prepare for and, if approved, proceed to commercialization; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. Furthermore, we have incurred and will continue to incur additional costs associated with operating as a public company that we did not experience as a private company. We expect to continue to incur significant losses for the foreseeable future.

Prior to our initial public offering, or IPO, we funded our operations primarily from the issuance and sale of convertible preferred stock. As of December 31, 2020, we had $361.4 million in cash and cash equivalents. We believe that our existing capital resources will be sufficient to fund our planned operations at least through 2023.

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

Operating Expenses

Research and Development Expenses

Our research and development expenses consist primarily of costs incurred to conduct research, such as the discovery and development of our product candidates as well as the development of future product candidates. Research and development expenses include personnel costs, including stock-based compensation expense, third-party contractor services, laboratory materials and supplies, and depreciation and maintenance of research equipment. We expense research and development costs as they are incurred.

As we are at a very early stage of development, we do not allocate our costs by product candidate or development program, as a significant amount of research and development expenses include compensation costs, materials, supplies, depreciation on and maintenance of research equipment, and the cost of services provided by outside contractors, which are not tracked by product candidate or development program. In particular, with respect to internal costs, several of our departments support multiple product candidate research and development programs, and therefore the costs cannot be allocated to a particular product candidate or development program. Substantially all of our research and development costs are associated with our lead product candidate, PC14586.  We initiated a Phase 1/2 clinical trial in October 2020 for our lead product candidate, PC14586. In October 2020, we were granted FDA Fast Track Designation of PC14586 for the treatment of patients with locally advanced or metastatic solid tumors that have a p53 Y220C mutation.  We dosed our first patient in this clinical trial in the fourth quarter of 2020.

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

General and Administrative Expenses

General and administrative expenses include personnel costs, expenses for outside professional services and other allocated expenses. Personnel costs consist of salaries, bonuses, benefits and stock-based compensation. Outside professional services consist of legal, accounting and audit services and other consulting fees. Allocated expenses consist of rent expense related to our office and research and development facility. We expect to incur additional expenses as a public company, including expenses related to compliance with the rules and regulations of the SEC, and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities and other administrative and professional services. We expect to increase our headcount significantly to support our operations as a public company. We also expect to increase our general and administrative expenses as we advance our product candidates through preclinical research and development, manufacturing, clinical development and commercialization.

Interest Income, Net

Interest income, net primarily consists of interest income from our interest-bearing cash, cash equivalents and short-term marketable securities and interest costs related to amortization of premiums and discounts on short-term marketable securities.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations (in thousands):

	Year Ended
	December 31,
Statement of operations data:	2020	2019	Change
Operating expenses:
Research and development	$23,933	$20,759	$3,174
General and administrative	11,009	5,878	5,131
Total operating expenses	34,942	26,637	8,305
Loss from operations	(34,942)	(26,637)	8,305
Other income (expense):
Interest income, net	651	1,301	(650)
Other expense	(143)	(8)	(135)
Total other income (expense)	508	1,293	(785)
Loss before provision for income taxes	(34,434)	(25,344)	9,090
Provision for income taxes	6	8	(2)
Net loss	$(34,440)	$(25,352)	$9,088

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Year Ended
	December 31,
Statement of operations data:	2020	2019	Change
Research	$7,999	$9,364	$(1,365)
Development	7,706	5,811	1,895
Personnel related	7,392	5,282	2,110
Stock-based compensation	836	302	534
Total	$23,933	$20,759	$3,174

Research and development expenses were $23.9 million for the year ended December 31, 2020, compared to $20.8 million for the year ended December 31, 2019. The increase of $3.2 million was primarily due to the following:

•	$1.4 million decrease in research expenses, driven primarily by a decline in costs from certain of our contract research organizations.
•	$1.9 million increase in development expenses, primarily associated with increased effort advancing our lead compound PC14586 through pre-clinical studies and into a Phase 1/2 clinical trial; and
•

$2.6 million increase in expenses for personnel related costs and stock-based compensation, primarily driven by increased headcount for developing PC14586 and initiation of an investigational new drug, or IND, study for the Y220C mutation.

General and Administrative Expenses

General and administrative expenses were $11.0 million for the year ended December 31, 2020, compared to $5.9 million for the year ended December 31, 2019. The increase of $5.1 million was primarily due to the following:

•	$3.0 million increase in expense for employee compensation, driven primarily by increased headcount to build out general and administrative infrastructure for the Company; and
•

$2.1 million increase in expense for insurance and outside services, which is primarily driven by $1.2 million in regulatory and finance support, $0.6 million directors and officers insurance, and $0.3 million associated with legal expenses for patent filings and service contract drafting and review.

Interest Income, Net

Interest income, net was $0.7 million for the year ended December 31, 2020, compared to $1.3 million for the year ended December 31, 2019. The decrease of $0.6 million is driven by decreased income from cash investments in marketable securities and U.S treasuries.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from any product sales or any other sources, and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. As of December 31, 2020, we have cash and cash equivalents of $361.4 million and an accumulated deficit of $109.9 million. Prior to our initial public offering, or IPO, we financed our operations primarily through issuances of our convertible preferred stock. In 2019, we sold an aggregate of 5,469,606 shares of our Series C convertible preferred stock to accredited investors, generating gross proceeds of $61.9 million. In July 2020, we sold an aggregate of 5,321,864 shares of our Series D convertible preferred stock to accredited investors, generating gross proceeds of $70.0 million.

On September 25, 2020, we completed our IPO pursuant to which we issued and sold 13,529,750 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,764,750 additional shares of common stock, at a public offering price of $18.00 per share. The gross proceeds from the IPO were approximately $243.5 million and the net proceeds were approximately $223.2 million, after deducting underwriting discounts and commissions and other offering expenses.

Plan of Operation and Future Funding Requirements

We use our capital resources primarily to fund operating expenses, primarily research and development expenditures. We plan to increase our research and development expenses for the foreseeable future as we continue the preclinical development and move into clinical development of our product candidates. At this time, due to the inherently unpredictable nature of preclinical and clinical development and given the early stage of our product candidates, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval and commercialize our current product candidates or any future product candidates, if at all. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

Due to our significant research and development expenditures, we have generated substantial operating losses in each period since inception. We have incurred an accumulated deficit of $109.9 million through December 31, 2020. We expect to incur substantial additional losses in the future as we expand our research and development activities. Based on our research and development plans, we expect that our cash balances as of December 31, 2020 will be sufficient to fund our operations at least through 2023. We have based this estimate on assumptions that may prove to be wrong, however, and we could use our capital resources sooner than we expect.

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

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to fund our operations and capital funding needs through equity and/or debt financing. We may also consider entering into collaboration arrangements or selectively partnering for clinical development and commercialization. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations or our ability to incur additional indebtedness or pay dividends, among other items. If we raise additional funds through governmental funding, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially and adversely affect our business, financial condition, results of operations and prospects.

Cash Flows

The following table summarizes our cash flows for the period indicated (in thousands):

	Year Ended
	December 31,
	2020	2019	2018
Cash used in operating activities	$(32,739)	$(22,065)	$(15,178)
Cash provided by investing activities	27,911	3,231	21,693
Cash provided by financing activities	292,972	61,805	—
Net increase in cash and cash equivalents	$288,144	$42,971	$6,515

Operating Activities

Net cash used in operating activities for the year ended December 31, 2020, was $32.7 million, which consisted primarily of net loss of $34.4 million increased by non-cash charges of $2.5 million and decreased by a net change of $0.9 million in our net operating assets. The non-cash charges primarily consisted of stock-based compensation of $1.9 million and depreciation of $0.3 million. The change in our net operating assets and liabilities was primarily due to an increase in current assets, accompanied by a decrease in outstanding payables, and an increase in accrued compensation and accrued liabilities in 2020.

Net cash used in operating activities for the year ended December 31, 2019, was $22.1 million, which consisted primarily of net loss of $25.4 million decreased by non-cash charges of $1.4 million and by a net change of $1.9 million in our net operating assets. The non-cash charges primarily consisted of stock-based compensation of $0.9 million and depreciation and amortization expense of $0.5 million. The change in our net operating assets and liabilities was primarily due to an increase in outstanding payables in 2019.

Investing Activities

Our investing activities provided $28.0 million of cash during the year ended December 31, 2020, which consisted primarily of maturities of marketable securities of $42.6 million, partially offset by purchases of marketable securities of $14.5 million and purchases of property and equipment of $0.1 million.

Our investing activities provided $3.2 million of cash during the year ended December 31, 2019, which consisted primarily of maturities of marketable securities of $46.8 million, partially offset by purchases of marketable securities of $43.5 million and purchases of property and equipment of $0.1 million.

Financing Activities

Our financing activities provided $293.0 million of cash during the year ended December 31, 2020, which consisted primarily of gross IPO proceeds of $243.5 million and Series D Preferred Stock issuance of $70.0 million, offset by equity issuance costs of $20.6 million.

Our financing activities provided $61.8 million of cash during the year ended December 31, 2019, which consisted primarily of proceeds from the issuance of our Series C convertible preferred stock of $61.9 million, and proceeds from the exercise of stock options of $0.1 million, partially offset by payments of equity issuance costs of $0.2 million.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2020 (in thousands):

	Less than	1 to 3	3 to 5	More than
	1 year	years	years	5 years	Total
Operating lease obligations:	$479	$256	$—	$—	$735
Total:	$479	$256	$—	$—	$735

We enter into contracts in the normal course of business with CROs and other vendors to assist in the performance of our research and development activities and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments.

In January 2021, we signed a lease for 50,581 square feet of office and laboratory space at One Research Way in Princeton, New Jersey.  That lease term extends through 2032, has a five-year extension option, and is intended to replace our two existing facilities.  Payments under this lease will total $19.6 million through May 2032.

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

Research and Development Costs, Accrued Research and Development Costs and Related Prepaid Expenses

Research and development costs are expensed as incurred. Research and development expenses consist principally of personnel costs, including salaries, stock-based compensation and benefits for employees, third-party license fees and other operational costs related to our research and development activities, including allocated facility-related expenses and external costs of outside vendors, and other direct and indirect costs. Non -refundable research and development advance payments are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or services are performed.

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•	vendors, including research laboratories, in connection with preclinical development activities;
•	CROs and investigative sites in connection with preclinical studies and clinical trials; and

•	CMOs in connection with drug substance and drug product formulation of preclinical studies and clinical trial materials.

We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple research institutions and CROs that supply, conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Stock-Based Compensation

We measure all stock options and other stock-based awards granted to our employees, directors, consultants and other non-employee service providers based on the fair value on the date of the grant. Compensation expense related to awards to employees and directors with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is typically the vesting term. Compensation expense related to awards to employees with performance-based vesting conditions is recognized based on grant date fair value over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable. Non-employee option awards are measured at the earlier of the commitment date for performance by the counterparty or the date when the performance is complete, and compensation expense is recognized in the same manner as if we had paid cash for goods or services.

We classify stock-based compensation expense in our statement of operations in the same way the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified.

We use the Black-Scholes option pricing model to estimate the fair value of stock options on the date of grant. Using the Black-Scholes option pricing model requires management to make significant assumptions and judgments. We determined these assumptions for the Black-Scholes option-pricing model as discussed below.

•

Expected Term—The expected term represents the period that the stock-based awards are expected to be outstanding. As we do not have sufficient historical experience for determining the expected term of the stock option awards granted, we based our expected term for awards issued to employees and non-employees using the simplified method which is presumed to be the midpoint between the vesting date and the end of the contracted term.

•	Contractual Term—The contractual term represents the nominal period that the stock-based awards are outstanding.
•

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon U.S. Treasury constant maturity notes with terms approximately equal to the stock-based awards’ expected term.

•

Expected Volatility—Since we do not have a trading history of common stock, the expected volatility was derived from the average historical stock volatilities of the common stock of several public companies within the industry that we consider to be comparable to our business over a period equivalent to the expected term of the stock-based awards.

•	Dividend Rate—The expected dividend rate is zero as we have not paid and do not anticipate paying any dividends in the foreseeable future.

•

Fair Value of Common Stock—Prior to our IPO, the fair value of the shares of common stock underlying the stock-based awards was determined by our board of directors with input from management. Because there was no public market for our common stock, our board of directors determined the fair value of our common stock at the time of grant of the stock-based award by considering a number of objective and subjective factors, including having valuations of the common stock performed by a third-party valuation specialist, as further described below.

As of December 31, 2020, the total compensation cost related to nonvested service-based awards not yet recognized is $4,602.  The weighted-average period over which the nonvested awards is expected to be recognized is 2.9 years. The aggregate intrinsic value of options outstanding as of December 31, 2020 was $238.8 million, of which $154.1 million related to vested options and $84.7 million related to unvested options.

Common Stock Valuations

The fair value of the shares of common stock underlying our stock-based awards prior to our IPO was determined by our board of directors with input from management and contemporaneous third-party valuations. We believe that our board of directors had the relevant experience and expertise to determine the fair value of our common stock prior to our IPO. Given the absence of a public trading market of our common stock, and in accordance with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, our board of directors exercised reasonable judgment and considered numerous and subjective factors to determine the best estimate of the fair value of our common stock at each grant date. These factors include:

•	contemporaneous valuations of our common stock performed by independent third-party specialists;
•	the prices, rights, preferences and privileges of our convertible preferred stock relative to those of our common stock;
•	the prices of common or convertible preferred stock sold to third-party investors by us
•	lack of marketability of our common stock;
•	our actual operating and financial performance;
•	current business conditions and projections;
•	hiring of key personnel and the experience of our management;
•	the history of the company;
•	our stage of development;
•	likelihood of achieving a liquidity event, such as an initial public offering or a merger or acquisition of our company given prevailing market conditions;
•	the market performance of comparable publicly traded companies; and
•	the U.S. and global capital market conditions.

In valuing our common stock, our board of directors determined the equity value of our business using the hybrid method with input from management and contemporaneous third-party valuations. The hybrid method is based upon the probability-weighted value across two scenarios, being (i) successfully consummating an initial public offering and (ii) alternative scenarios in which an initial public offering is not consummated. The hybrid method can be a useful alternative to explicitly modeling all probability-weighted expected return scenarios in situations when the company has transparency into one or more near term exits but is unsure about what will occur if current plans do not materialize. In the first scenario, the potential exit date, the probability exit value and the likelihood of interim financings were considered. In the second scenario, which was assigned the residual probability, the potential exit date, the equity volatility, the assumed interest rate, the dividend yield and equity inflection points at which the allocation of proceeds changes were considered. The valuation method considers the total number of shares authorized and outstanding, as well as recent issuances of both preferred and common stock.

Application of these approaches involves the use of estimates, judgment and assumptions that are highly complex and subjective, such as those regarding the time to the liquidation event and volatility. Changes in these estimates and assumptions or the relationships between these assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of common stock.

Following our IPO, the fair value of each share of underlying common stock will be based on the closing price of our common stock as reported by Nasdaq on the date of grant. Future expense amounts for any particular period could be affected by changes in our assumptions or market conditions.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 of the notes to our audited financial statements for the year ended December 31, 2020 included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2020.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or Jobs Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed our initial public offering, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks.

We had cash and cash equivalents of $361.4 million as of December 31, 2020, which consists of interest-bearing U.S. treasury securities and money market funds. Our exposure due to changes in interest rates is not material due to the nature and amount of our money-market funds and short-term marketable securities.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we may contract with foreign vendors that are located outside the United States in the future. This may subject us to fluctuations in foreign currency exchange rates in the future.

Item 8.    Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of PMV Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PMV Pharmaceuticals, Inc. (the Company) as of December 31, 2020 and 2019, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Philadelphia, Pennsylvania

March 3, 2021

PMV Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$361,422	$73,278
Short-term marketable securities	—	28,208
Prepaid expenses and other current assets	3,339	607
Total current assets	364,761	102,093
Property and equipment, net	569	739
Other assets	201	201
Total assets	$365,531	$103,033
Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$1,607	$2,837
Accrued expenses	4,803	1,686
Total current liabilities	6,410	4,523
Other liabilities	—	51
Total liabilities	6,410	4,574
Commitments and contingencies (see Note 6)	—	—
Convertible preferred stock, accumulated liquidation value of $0 and $169,385 at December 31, 2020 and 2019, respectively	—	168,933
Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value, 5,000,000 and no shares authorized at December 30, 2020 and 2019, respectively, no shares issued or outstanding at December 31, 2020 and 2019, respectively	—	—
Common stock, $0.00001 par value, 1,000,000,000 and 33,250,829 shares authorized; 44,777,818 and 3,046,200 shares issued and outstanding at December 31, 2020 and 2019, respectively	—	—
Additional paid-in capital	469,001	4,969
Accumulated deficit	(109,880)	(75,440)
Accumulated other comprehensive loss	—	(3)
Total stockholders’ equity (deficit)	359,121	(70,474)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$365,531	$103,033

The accompanying notes are an integral part of these financial statements.

PMV Pharmaceuticals, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Operating Expenses:
Research and development	$23,933	$20,759	$13,853
General and administrative	11,009	5,878	5,039
Total operating expenses	34,942	26,637	18,892
Loss from operations	(34,942)	(26,637)	(18,892)
Other income:
Interest income, net	651	1,301	1,341
Other (expense) income	(143)	(8)	16
Total other income	508	1,293	1,357
Loss before provision for income taxes	(34,434)	(25,344)	(17,535)
Provision for income taxes	6	8	3
Net loss	(34,440)	(25,352)	(17,538)
Unrealized gains on marketable securities, net of tax	3	10	52
Comprehensive loss	$(34,437)	$(25,342)	$(17,486)
Net loss per share—basic and diluted	$(2.40)	$(8.35)	$(5.82)
Weighted-average common shares outstanding	14,364,475	3,035,243	3,012,284

The accompanying notes are an integral part of these financial statements.

PMV Pharmaceuticals, Inc.

Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(in thousands except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2017	17,396,640	$107,228	3,012,284	$—	$2,882	$(65)	$(32,550)	$(29,733)
Stock-based compensation expense	—	—	—	—	1,079	—	—	1,079
Net loss	—	—	—	—	—	—	(17,538)	(17,538)
Unrealized gain on available for sale investments	—	—	—	—	—	52	—	52
Balances at December 31, 2018	17,396,640	107,228	3,012,284	—	3,961	(13)	(50,088)	(46,140)
Issuance of Series C convertible preferred stock, net of issuance costs of $168	5,469,606	61,705	—	—	—	—	—	—
Exercise of stock options	—	—	33,916	—	100	—	—	100
Stock-based compensation expense	—	—	—	—	908	—	—	908
Net loss	—	—	—	—	—	—	(25,352)	(25,352)
Unrealized gain on available for sale investments	—	—	—	—	—	10	—	10
Balances at December 31, 2019	22,866,246	168,933	3,046,200	—	4,969	(3)	(75,440)	(70,474)
Issuance of Series D convertible preferred stock, net of issuance costs of $208	5,321,864	69,790	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock	(28,188,110)	(238,723)	28,188,110	—	238,723	—	—	238,723
Exercise of warrants	—	—	9,688	—	194	—	—	194
Issuance of common stock, net of issuance costs of $20,359	—	—	13,529,750	—	223,176	—	—	223,176
Exercise of stock options	—	—	4,070	—	6	—	—	6
Stock-based compensation expense	—	—	—	—	1,933	—	—	1,933
Net loss	—	—	—	—	—	—	(34,440)	(34,440)
Unrealized gain on available for sale investments	—	—	—	—	—	3	—	3
Balance at December 31, 2020	—	$—	44,777,818	$—	$469,001	$—	$(109,880)	$359,121

The accompanying notes are an integral part of these financial statements.

PMV Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Cash flows from operating activities:
Net loss	$(34,440)	$(25,352)	$(17,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,933	908	1,079
Depreciation	318	388	338
Amortization of premiums on marketable securities	152	62	319
Other	143	8	(13)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,732)	(275)	(17)
Accounts payable	(1,230)	1,799	267
Accrued expenses	3,117	397	387
Net cash used in operating activities	(32,739)	(22,065)	(15,178)
Cash flows from investing activities:
Acquisition of property and equipment	(148)	(109)	(452)
Purchase of marketable securities	(14,512)	(43,452)	(48,678)
Maturities of marketable securities	42,571	46,792	70,823
Net cash provided by investing activities	27,911	3,231	21,693
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	69,790	61,705	—
Proceeds from issuance of common shares, net of issuance costs	223,176	—	—
Proceeds from exercise of stock options	6	100	—
Net cash provided by financing activities	292,972	61,805	—
Net increase in cash and cash equivalents	288,144	42,971	6,515
Cash and cash equivalents
Cash and cash equivalents—beginning of period	73,278	30,307	23,792
Cash and cash equivalents—end of period	$361,422	$73,278	$30,307
Supplemental disclosures of noncash financing activities
Conversion of convertible preferred stock to common stock	$238,723	$—	$—
Conversion of warrant liability to common stock	$194	$—	$—
Supplemental disclosures of cash flow information
Cash paid for income tax	$6	$8	$—

The accompanying notes are an integral part of these financial statements.

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2020 and 2019

(in thousands except share and per share amounts)

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

On September 25, 2020, the Company completed an initial public offering (the “IPO”) of 13,529,750 shares of common stock, at a public offering price of $18.00 per share including the exercise in full by the underwriters of their option to purchase up to 1,764,750 additional shares of commons stock, for aggregate gross proceeds of $243,536 and its shares started trading on The Nasdaq Global Select Market under the ticker symbol “PMVP.”  The Company received $223,176 in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by the Company.  In connection with the closing of the IPO, all of the Company’s outstanding shares of convertible preferred stock outstanding at the time of the IPO automatically converted into 28,188,110 shares of common stock. On September 18, 2020, the Company amended its certificate of incorporation to effect a 5.2651-for-1 reverse stock split of its issued and outstanding common and convertible preferred stock. The accompanying financial statements and related notes give retroactive effect to the reverse stock split for all periods presented.

The Company has incurred net losses and negative cash flows from operations. During the year ended December 31, 2020, the Company incurred a net loss of $34,440 and used $32,739 of cash for operations. At December 31, 2020, the Company had accumulated deficit of $109,880.  Cash and cash equivalents at December 31, 2020 were $361,422.  Management expects to incur substantial additional operating losses for the next several years and may need to obtain additional debt or equity financings in order to complete development of its products, obtain regulatory approvals, launch and commercialize its products and continue research and development programs.  The Company believes it has adequate cash and financial resources to operate for at least the next twelve months from the date of issuance of these financial statements.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The accompanying financial statements

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2020 and 2019

(in thousands except share and per share amounts)

have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry.

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

Reverse Stock Split

In September 2020, the Company’s board of directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 5.2651-for-1 reverse stock split of the Company’s common stock and convertible preferred stock, which was effected on September 24, 2020. The par value of the common stock and convertible preferred stock were not adjusted as a result of the reverse stock split. Accordingly, all common stock, convertible preferred stock, stock options, and related per share amounts in these financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

Fair Value of Financial Instruments

The Company discloses and recognizes the fair value of its assets and liabilities using a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements). The guidance establishes three levels of the fair value hierarchy as follows:

•	Level 1 - Inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
•	Level 2 - Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active.
•	Level 3 - Inputs are unobservable in which there is little or no market data available, which require the reporting entity to develop its own assumptions that are unobservable.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2020 and 2019

(in thousands except share and per share amounts)

Cash, Cash Equivalents and Marketable Securities

Management considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

The Company’s marketable debt securities have been classified and accounted for as available-for-sale at December 31, 2019.  The Company had no marketable debt securities at December 31, 2020. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term. The Company’s marketable debt securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive loss in stockholders’ equity. Premiums and discounts on marketable debt securities are amortized into earnings over the life of the security, which is recorded in Interest income, net. For the years ending December 31, 2020, 2019, and 2018, the Company recorded $152, $62, and $319 of amortization, respectively.

Property and Equipment

Property and equipment are recorded at cost net of accumulated depreciation. Property and equipment are depreciated using the straight‑line method over the estimated useful lives of the assets, generally five years, except for leasehold improvements, which are amortized over the remaining term of the lease.

Upon retirement or sale of assets, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Repairs and maintenance costs are charged to operations as incurred.

Impairment of Long-Lived Assets

Long-lived assets, which are comprised of property and equipment to be held and used are tested for recoverability whenever events or changes in the business environment indicate that the carrying amount of the assets may not be fully recoverable. Factors considered by the Company when deciding when to perform an impairment review include significant underperformance of the business against expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows resulting from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows resulting from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its current fair value. To date, the Company has not recorded any impairment losses on long-lived assets.

Comprehensive Income/Loss

The Company recorded $3, $10, and $52 in other comprehensive income related to unrealized gains on marketable securities, net of tax for the years ended December 31, 2020, 2019, and 2018, respectively. The Company presents comprehensive income in a single statement within its financial statements.

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2020 and 2019

(in thousands except share and per share amounts)

Research and Development Expenses

Research and development expenses include costs directly attributable to the conduct of research and development programs, including compensation costs, which includes allocated stock-based compensation, salary payroll taxes, employee benefits; materials; supplies; depreciation on and maintenance of research equipment; the cost of services provided by outside contractors; and the allocable portions of facility costs, such as rent, utilities, insurance, repairs and maintenance, depreciation, and general support services. Costs for certain research and development activities are recognized based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as a prepaid expenses or as accrued research and development expenses. All costs associated with research and development are expensed as incurred.

Convertible Preferred Stock

The Company’s convertible preferred stock is classified outside of stockholders’ deficit because the shares contain deemed liquidation rights that are a contingent redemption feature not solely within the control of the Company. The Company’s policy is not to accrete the carrying value and related issuance costs of the convertible preferred stock to its redemption value until it is probable that the security will become redeemable. The convertible preferred stock converted to common stock in connection with the Company’s Initial Public Offering (“IPO”) on September 25, 2020.

Derivative Liabilities

The Company may issue certain financial instruments with embedded features which may be accounted for as separate derivative assets or liabilities, dependent on their specific contractual terms or other conditions. These derivative assets or liabilities are required to be measured at fair value at issuance and remeasured at the end of each reporting period. To determine the fair value of these instruments the Company uses a discounted cash flow analysis, as these instruments are not quoted on an active market. Increases or decreases in fair value from initial measurement and each reporting period are recorded in the statement of operations and comprehensive loss as change in fair value of derivative liabilities.

Stock‑Based Compensation

The Company’s share-based compensation program allows for grants of stock options and restricted stock awards. Grants are awarded to employees and non-employees, including directors.

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of ASC 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing or equity valuation model that is applied in a manner consistent with the fair value measurement objectives of ASC 718, is based on established principles of financial theory and reflects all of the substantive terms and conditions of the award. The Company uses the Black-Scholes option-pricing model (“Black-Scholes”) to value stock option grants to employees, non-employees and directors. The fair value of the Company’s common stock is used to determine the fair value of restricted stock awards and stock options.

The Company’s stock-based compensation awards are subject to either service or performance-based vesting conditions. Compensation expense related to awards to employees and directors with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is typically the vesting term. Compensation expense related to awards to employees with

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2020 and 2019

(in thousands except share and per share amounts)

performance-based vesting conditions is recognized based on grant date fair value over the requisite service period using the accelerated attribution method to the extent achievement of the of performance condition is probable.

The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. Due to the lack of a public market for the Company’s common stock and lack of company-specific historical and implied volatility data, the Company has based its computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to the Company, including stage of product development and life science industry focus. The historical volatility is calculated based on a period of time commensurate with expected term assumption. The Company uses the simplified method to calculate the expected term for options granted to employees whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the options due to its lack of sufficient historical data. The risk-free interest rate is based on U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock. The Company recognizes forfeitures as they occur.

Prior to the Company’s IPO, due to the absence of an active market for the Company’s common stock, the Company utilized methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. In determining the exercise prices for options granted, the Company considered the estimated fair value of the common stock as of the measurement date. Prior to the Initial Public Offering, the estimated fair value of the common stock was determined at each grant date based upon a variety of factors, including the illiquid nature of the common stock, arm’s-length sales of the Company’s capital stock (including convertible preferred stock), the effect of the rights and preferences of the preferred shareholders, and the prospects of a liquidity event. Among other factors are the Company’s financial position and historical financial performance, the status of technological developments within the Company’s research, the composition and ability of the current research and management team, an evaluation or benchmark of the Company’s competition, and the current business climate in the marketplace. Significant changes to the key assumptions underlying the factors used could result in different fair values of common stock at each valuation date.

Segment Reporting

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the Company’s Chief Operating Decision Maker to make decisions with respect to resource allocation and assessment of performance. To date, the Company has viewed its operations and manages its business as one operating segment.

Net Loss per Common Share

Basic net loss per share is computed using the “two-class” method which includes the weighted average number of shares of common stock outstanding during the period and other securities that participate in dividends (a participating security). The Company’s convertible preferred stock are participating securities as defined by ASC 260-10, Earnings per Share. During the periods where the Company incurs net losses, the Company allocates no loss to participating securities because these securities have no contractual obligation to share in the losses of the Company. Under the two-class method, basic net loss per share applicable to common stockholders is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed similar to basic net loss per share except that the denominator is increased to include the number of additional shares for the potential dilutive effects of a warrant,

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2020 and 2019

(in thousands except share and per share amounts)

convertible preferred stock and stock options outstanding during the period calculated in accordance with the treasury stock method, or the two-class method, whichever is more dilutive. The Company allocates net earnings on a pari passu (equal) basis to both common and preferred stockholders. Net losses are not allocated to preferred stockholders as they do not have an obligation to share in the Company’s net losses. For all periods presented, basic and diluted net loss per share are the same, as any additional share equivalents would be anti-dilutive.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes ("ASC 740"), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and law that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company evaluates annually the realizability of the deferred tax assets by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. In 2020 and 2019, the Company has recorded a full valuation allowance for the deferred tax assets based on the historical loss and the uncertainty regarding the ability to project future taxable income. In future periods if the Company is able to generate income, the Company may reduce or eliminate the valuation allowance.

The Company accounts for uncertain tax positions in accordance with ASC 740. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. In accordance with this accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”) requiring lessees to recognize operating and financing lease liabilities on the balance sheet, as well as corresponding right-of-use assets. The new lease standard also makes some changes to lessor accounting and aligns key aspects of the lessor accounting model with the revenue recognition standard. In addition, disclosures will be required to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In June 2020, the FASB also issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, which requires nonpublic entities to adopt the provisions of ASU 2016-02 for fiscal years beginning after December 15, 2021, and for interim periods within fiscal years beginning after December 15, 2022.

Upon its IPO, the Company qualified as an emerging growth company (“EGC”). Qualifying as an EGC allows the Company to employ extended transition provisions by using nonpublic business entity adoption dates for new or revised accounting standards, so long as the issuer maintains its status as an EGC. The Company expects to adopt this standard for the annual period ending December 31, 2021, with the provisions of the new standard reflected in quarterly periods of that annual period. The Company is currently evaluating the impact of this accounting standard update on its financial statements.

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2020 and 2019

(in thousands except share and per share amounts)

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. The pronouncement is effective for the Company in the annual period beginning after December 15, 2019, and early adoption is permitted. The Company adopted this guidance, using the modified retrospective method, on January 1, 2020, and the adoption did not have a material impact on its financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820). This standard modifies disclosure requirements related to fair value measurement and is effective for all entities for fiscal years beginning after December 15, 2019. Early adoption is permitted. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. The standard also allows for early adoption of any removed or modified disclosures upon issuance while delaying adoption of the additional disclosures until their effective date. The Company adopted this guidance, using the retrospective method, on January 1, 2020, and the adoption did not have a material impact on its financial statements.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and marketable securities. Cash and cash equivalents are held in accounts at two financial institutions. At times, such deposits may be in excess of insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents.  The Company’s marketable debt securities are carried at fair value with unrealized gains and losses.  Any investments with unrealized losses are considered to be temporarily impaired.

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, rapid technological change, uncertainty of market acceptance of the product, competition from substitute products and larger companies, protection of proprietary technology, strategic relationships and dependence on key individuals.

Products developed by the Company require clearances from the U.S. Food and Drug Administration or other international regulatory agencies prior to commercial sales. There can be no assurance the Company’s future products will receive the necessary clearances. If the Company was denied clearance, clearance was delayed or it was unable to maintain clearance, it could have a materially adverse impact on the Company.

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

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2020 and 2019

(in thousands except share and per share amounts)

3.  Financial Instruments and Fair Value Measurements

The Company’s financial instruments consist of money market funds, U.S. government debt securities and corporate debt securities. The following tables show the Company’s cash equivalents and available-for-sale securities’ carrying amounts and fair values at December 31, 2020 and 2019:

	As of December 31, 2020
	Carrying Amount	Fair Value	Quoted priced in active markets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets
Money market funds	$240,033	$240,033	$240,033	$–	$–
Corporate securities	120,008	120,008	–	120,008	–
Total assets	$360,041	$360,041	$240,033	$120,008	$–

	As of December 31, 2019
	Carrying Amount	Fair Value	Quoted priced in active markets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets
Money market funds	$1,680	$1,680	$1,680	$–	$–
Corporate securities	97,819	97,816	–	97,816	–
Total assets	$99,499	$99,496	$1,680	$97,816	$–
Liabilities
Warrant liability	51	51	–	–	51
Total liabilities	$51	$51	$–	$–	$51

Cash Equivalents – Cash equivalents of $360.0 million as of December 31, 2020 consisted of money market funds of $240.0 million and corporate debt securities of $120.0 million. Cash equivalents of $71.3 million as of December 31, 2019 consisted of money market funds of $1.7 million and corporate debt securities of $69.6 million. Money market funds are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets, whereas corporate securities are classified within level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are observable for the asset or liability either directly or indirectly.

Marketable Securities – Marketable securities of $28.2 million as of December 31, 2019 consisted of corporate debt securities classified within level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are observable for the asset or liability either directly or indirectly.  There were no marketable securities as of December 31, 2020.

Warrant Liability – The fair value of the warrants to purchase common stock is based on significant inputs not observable in the market, which represents a level 3 measurement within the fair value hierarchy.  The warrants to purchase common stock were exercised on September 24, 2020 and the fair value of the liability was reclassified to additional paid-in capital.  Warrant liability consisted of the following:

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2020 and 2019

(in thousands except share and per share amounts)

Warrant
Liability
Balance at December 31, 2018	$43
Changes in fair value	8
Balance at December 31, 2019	51
Changes in fair value	143
Reclassification to additional paid-in capital upon exercise	(194)
Balance at December 31, 2020	$–

4.  Property and Equipment, Net

	December 31,
	2020	2019
Machinery & equipment	$1,989	$1,898
Computers	8	8
Furniture & fixtures	9	9
Leasehold improvements	73	67
Assets not placed in service	51	–
Total property and equipment	2,130	1,982
Less: Accumulated depreciation	(1,561)	(1,243)
Property and equipment, net	$569	$739

Depreciation expense for the years ended December 31, 2020, 2019, and 2018 was $318, $388, and $338, respectively.

5.  Accrued Expenses

Accrued expenses consists of the following:

	December 31,
	2020	2019
Accrued compensation	$3,109	$1,647
Accrued research and development costs	1,595	–
Other accrued liabilities	99	39
Total	$4,803	$1,686

6.  Commitments and Contingencies

The Company leases office and laboratory space in Cranbury, New Jersey; South Brunswick, New Jersey; and Lexington, Massachusetts. At December 31, 2020, the minimum lease payments under these leases are as follows:

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2020 and 2019

(in thousands except share and per share amounts)

2021	$479
2022	252
2023	4
Thereafter	–
Total future minimum lease payments	$735

Rent expense recorded during the years ended December 31, 2020, 2019, and 2018 was $561, $580, and $479, respectively.

In January 2021, we signed a lease for 50,581 square feet of office and laboratory space at One Research Way in Princeton, New Jersey.  That lease term extends through 2032, has a five-year extension option, and is intended to replace our two existing facilities.  Payments under this lease will total $19.6 million through May 2032.

At December 31, 2020, there were no purchase commitments with third-party suppliers.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when future expenditures are probable and such expenditures can be reasonably estimated.

7.  Convertible Preferred Stock

As of December 31, 2019, the Company’s Certificate of Incorporation, as amended and restated, authorized the Company to issue up to 22,883,426 shares of convertible preferred stock with a par value of $0.00001 per share. 1,657,903 shares were designated as Series Seed convertible preferred stock (Series Seed Preferred), 8,076,985 shares were designated as Series A convertible preferred stock (Series A Preferred), 7,672,560 shares were designated as Series B convertible preferred stock (Series B Preferred) and 5,475,978 shares were designated as Series C convertible preferred stock (Series C Preferred).  At December 31, 2019, the Company had an aggregate of 22,866,246 shares of Series Seed Preferred, Series A Preferred, Series B Preferred and Series C Preferred (collectively, “Preferred Stock”) issued and outstanding.  All share amounts presented are reverse-split adjusted.

As of December 31, 2019, the Preferred Stock consisted of the following (in thousands except for share data):

	Preferred stock authorized	Preferred stock issued and outstanding	Carrying value	Liquidation preference	Common stock issuable upon conversion
Series Seed Preferred	1,657,903	1,647,102	$3,008	$3,050	1,647,102
Series A Preferred	8,076,985	8,076,982	30,593	30,734	8,076,982
Series B Preferred	7,672,560	7,672,556	73,627	73,728	7,672,556
Series C Preferred	5,475,978	5,469,606	61,705	61,873	5,469,606
	22,883,426	22,866,246	$168,933	$169,385	22,866,246

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2020 and 2019

(in thousands except share and per share amounts)

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

The holders of Preferred Stock have the rights, preferences, privileges and restrictions as set forth below:

Dividends:

The holders of Preferred Stock are entitled to receive non-cumulative dividends prior to and in preference to any declaration of payment of dividends on common stock, when and if declared by the Board of Directors. Any additional dividends will be paid ratably to holders of common and Preferred Stock, with the holders of Preferred Stock participating on an as-if converted basis. No dividends have been declared or paid as of December 31, 2019.

Voting Rights:

The holders of each share of Preferred Stock are entitled to voting rights equal to the number of shares of common stock into which the shares could be converted. As long as any shares of Preferred Stock remain outstanding, the holders of Preferred Stock, voting together as a class, shall be entitled to elect four members of the Company’s Board of Directors. The holders of common stock, voting together as a single class, shall be entitled to elect two members of the Company’s Board of Directors. Remaining members of the Company’s Board of Directors will be elected by the holders of a majority of the shares of Preferred Stock and common stock, voting together as a single class.

Liquidation Rights:

In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of Preferred Stock have liquidation preferences, before any distribution or payment is made to holders of any common stock, in an amount per share equal to the original issue price of $1.8517 for Series Seed Preferred, $3.7266 for Series A Preferred, $9.6093 for Series B Preferred and $11.3121 for Series C Preferred, as adjusted for stock splits, stock dividends, combinations, recapitalizations and the like, plus any declared but unpaid dividends. If the assets and funds to be distributed among the holders of Preferred Stock are insufficient to permit the payment to such holders, then the entire assets and funds of the Company legally available for distribution will be distributed ratably among the holders of Preferred Stock in proportion to the preferential amount each such holder is otherwise entitled to receive.

Upon completion of the payment of the full liquidation preference of Preferred Stock, the remaining assets of the Company, if any, shall be distributed with equal priority and ratably to the holders of common stock and Preferred Stock, with the Preferred Stock being treated as if the Preferred Stock had been converted to shares of common stock at the then applicable conversion rate. Notwithstanding the foregoing, the aggregate distributions made with respect to any shares of Preferred Stock may not exceed the greater of (i) an amount equal to two times the original issue price plus any declared but unpaid dividends on such share or (ii) the amount the holder would have received if all shares of the Preferred Stock were deemed to have been converted into common stock as of immediately prior to such liquidation, dissolution or winding up of the Company.

Conversion:

Each share of Preferred Stock is convertible into shares of common stock, at the option of the holder, at any time after date of issuance. Each share of Preferred Stock automatically converts to the number of shares of common

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2020 and 2019

(in thousands except share and per share amounts)

stock determined in accordance with the conversion rate upon the earlier of (i) written consent of two-thirds of the then outstanding shares of Preferred Stock, voting together as a single class, and written consent of the majority of the then outstanding shares of Series C Preferred or (ii) the closing of a public offering, in which the gross cash proceeds are at least $40,000 and the initial offering price to the public is at least $11.3121 per share (as adjusted for any stock splits, stock dividends, combinations, subdivisions, recapitalizations, reorganizations, reclassifications or the like). At December 31, 2019, the conversion price for each share of Series Seed Preferred, Series A Preferred, Series B Preferred and Series C Preferred is $1.8517, $3.7266, $9.6093 and $11.3121, respectively.

Redemption:

The Preferred Stock is not currently redeemable. Upon certain change in control events that are outside of the Company’s control, including liquidation, sale or transfer of control of the Company, the Preferred Stock is contingently redeemable.

8.  Common Stock

The Company is authorized to issue up to 1,000,000,000 shares of common stock with a par value of $0.00001 per share, and 5,000,000 shares of preferred stock with a par value of $0.00001 per share. At December 31, 2020 and 2019, there were 44,777,818 and 3,046,200 shares of common stock issued and outstanding, respectively.

As of December 31, 2020, no dividends on common stock had been declared by the Company.

At December 31, 2020 and 2019, the Company had reserved shares of common stock for issuance as follows:

	December 31,
	2020	2019
Convertible preferred stock outstanding	–	22,866,246
Warrants issued and outstanding	–	10,800
Options issued and outstanding	4,090,970	2,767,868
Shares available for future stock option grants	4,609,725	1,530,523
Shares available for employee stock purchase plan	400,752	–
Total	9,101,447	27,175,437

9.  Stock Plan

2020 Equity Incentive Plan

The 2020 Equity Incentive Plan (the “2020 Plan”) was approved by the board of directors on September 24, 2020.  The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2020 Plan is 4,406,374, which shall be cumulatively increased on January 1, 2021 and each January 1 thereafter by 5% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31.  As of December 31, 2020, there were 4,372,183 shares available for issuance under the Plan.

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2020 and 2019

(in thousands except share and per share amounts)

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was approved by the board of directors on September 24, 2020.  A total of 400,752 shares of common stock were initially reserved for issuance under this plan, which shall be increased on January 1, 2021 to the lesser of (i) 801,504 shares of common stock, (ii) 1% of the outstanding shares of common stock on the last day of the immediately preceding Fiscal Year, or (iii) an amount determined by the Administrator no later than the last day of the immediately preceding Fiscal Year. The 2020 ESPP allows employees to purchase shares of Company common stock at a 15% discount using payroll deductions.  Offering periods last six months each, and employees are entitled to purchase shares at the end of the offering period based on the discount as applied to the lower of the price at the beginning of the period or the end of the period.  No shares were issued under the 2020 ESPP in 2020.

2013 Equity Incentive Plan

In 2014, the Company adopted the 2013 Stock Plan (the “Plan”). On September 24, 2020, this plan was replaced by the 2020 Plan, and future issuances of incentive instruments will be governed by that plan.

		Options Outstanding
				Weighted- Average
			Weighted	Remaining	Aggregate
	Shares	Number	Average	Contractual	Intrinsic
	Available	of	Exercise	Life	Value
	for Grant	Options	Price	(in years)	(in 000s)
Balances, December 31, 2018	697,042	2,685,615	$2.00	7.88	$4,118
Shares reserved for issuance	949,650	-
Options granted	(249,758)	249,758	$3.53
Options forfeited / cancelled	133,589	(133,589)	$2.95
Options exercised	-	(33,916)	$3.00
Balances, December 31, 2019	1,530,523	2,767,868	$2.05	7.08	$5,048
Shares reserved for issuance	4,406,374	-
Options granted	(1,375,196)	1,375,196	$5.23
Options forfeited / cancelled	48,024	(48,024)	$1.89
Options exercised	-	(4,070)	$1.59
Balances, December 31, 2020	4,609,725	4,090,970	$3.14	7.13	$238,792
At December 31, 2020
Vested		2,593,714	$2.11	6.17	$154,075
Exercisable		2,683,468	$2.14	6.20	$159,309

The weighted average grant date fair value of stock options granted during the year ended December 31, 2020 and 2019 was $3.34 and $2.30, respectively.

The aggregate intrinsic value of options vested and exercisable as of December 31, 2020 and 2019 is calculated based on the difference between the exercise price and the fair value of our common stock.  The intrinsic value of options exercised in 2020 and 2019 was $245 and $20, respectively.

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2020 and 2019

(in thousands except share and per share amounts)

At December 31, 2020, the total compensation cost related to nonvested service-based awards not yet recognized is $4,602.  The weighted-average period over which the nonvested awards is expected to be recognized is 2.9 years.

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

During the year ended December 31, 2020, the Company granted 45,332 stock options at a grant-date fair value of $4.22 per share to a board member that vested upon the attainment of certain liquidity events.  With the completion of the IPO on September 25, 2020, the performance condition was satisfied.  The compensation cost associated with this award of $113 was recognized in the year ended December 31, 2020.

The Company estimated the fair value of stock options using the Black-Scholes options valuation model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following assumptions:

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	0.31% - 1.51%	1.49% - 2.51%	2.68% - 2.83%
Expected life (in years)	4.92 - 6.40	5.27 - 6.37	5.99
Dividend yield	0%	0%	0%
Expected volatility	70.70% - 77.60%	72.07% - 72.69%	63.74% - 81.20%

The weighted average assumptions used to estimate the fair value of stock options granted and stock purchase rights under the ESPP are as follows:

Year Ended December 31, 2020
Risk-free interest rate	0.11%
Expected life (in years)	0.65
Dividend yield	0%
Expected volatility	76%

Total Stock-Based Compensation

Stock-based compensation expense recorded under ASC 718 (and under ASC 718 and ASC 505 in 2019 and 2018, prior to the adoption of ASU 2018-07) related to options granted was allocated to research and development and general and administrative expense as follows:

	For the Years Ended December 31,
	2020	2019	2018
Research and development	$836	$302	$314
General and administrative	1,097	606	765
Total stock-based compensation	$1,933	$908	$1,079

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2020 and 2019

(in thousands except share and per share amounts)

10.  Income Taxes

The provision for income taxes consisted of current state taxes of $6, $8, and $3 for the years ended December 31, 2020, 2019, and 2018, respectively. The effective tax rate for the Company for the years ended December 31, 2020, 2019, and 2018 was zero percent, respectively. A reconciliation of income tax computed at the statutory federal income tax rate to the provision for income taxes included in the accompanying statements of operations for the Company is as follows:

	For the Years Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Income tax provision at statutory rate	21%	21%	21%
State income taxes, net of federal benefit	8%	7%	8%
Tax credits	2%	1%	1%
Other	(1)%	0%	(1)%
Change in valuation allowance	(30)%	(29)%	(29)%
Effective income tax rate	0%	0%	0%

For the years ended December 31, 2020, 2019, and 2018, the Company’s effective tax rate is below the federal statutory income tax rate of 21% primarily due to state income taxes, net of federal benefit and the Company’s position to establish a full valuation allowance on its deferred tax assets.

The tax effect of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$27,511	$18,707
Stock compensation	748	473
Research and development credits	2,414	1,497
Accruals and reserves	830	490
Total deferred tax assets	31,503	21,167
Valuation allowance	(31,458)	(21,106)
Deferred tax assets recognized	45	61
Deferred tax liabilities:
Fixed assets and depreciation	(45)	(61)
Total deferred tax liabilities	(45)	(61)
Net deferred tax assets	$-	$-

The Company has recorded a valuation allowance for its deferred tax assets that it does not believe will be realizable at a more likely than not level based on analysis of all available sources of taxable income.

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2020 and 2019

(in thousands except share and per share amounts)

At December 31, 2020 and 2019, the Company had net operating loss carryforwards of $97,665 and $66,352, respectively. At December 31, 2020, the Company had state net operating loss carryforwards for New Jersey, California and Massachusetts of approximately $92,805, $4,912, and $950 respectively. At December 31, 2019, the Company had state net operating loss carryforwards for New Jersey, California and Massachusetts of approximately $61,503, $4,912 and $901, respectively. The federal and state net operating loss carryforwards expire beginning in the year 2033. The Company also has federal and state research and development credit carryforward of approximately $3,470 and $2,169, respectively, at December 31, 2020 and 2019. The federal credits will begin to expire in 2034 if not utilized.  The California state credits carryforward indefinitely and the New Jersey state credits expire starting in 2022. The above net operating losses and research and development credits are subject to Sections 382 and 383 of the Internal Revenue Code. In the event of a change in ownership as defined by these code sections, the usage of the net operating losses and research and development credits may be limited.

The Company accrues interest and penalties related to unrecognized tax benefits in the Provision for income taxes line item in the statements of operations and comprehensive loss. As of December 31, 2020 and 2019, the Company had not accrued any interest or penalties related to uncertain tax positions.

If the ending balance of $877 and $543 of unrecognized tax benefits as of December 31, 2020 and 2019, respectively, were recognized, none of the recognition would affect the income tax rate. The following table summarized the activity related to the Company’s unrecognized tax benefits:

	For the Years Ended
	December 31, 2020	December 31, 2019
Unrecognized tax benefits, beginning of year	$543	$415
Increases (decreases) related to prior year tax positions	5	(31)
Increases related to current year tax positions	329	159
Unrecognized tax benefits, end of year	$877	$543

The Company does not anticipate any material change in its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business.

The Company files U.S. federal and state income tax returns with varying statutes of limitations. The Company’s tax years 2013 to 2020 will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss credits.

11.  Net Loss per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their antidilutive effect:

	For the Years Ended December 31,
	2020	2019	2018
Convertible preferred stock (as converted)	–	22,866,246	17,396,640
Warrants to purchase common stock	–	10,800	10,800
Common stock options issued and outstanding	4,090,970	2,767,868	2,685,615
Total	4,090,970	25,644,914	20,093,055

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2020 and 2019

(in thousands except share and per share amounts)

	For the Years Ended December 31,
	2020	2019	2018
Net loss	$(34,440)	$(25,352)	$(17,538)
Weighted-average number of shares - basic and diluted	14,364,475	3,035,243	3,012,284
Net loss per share - basic and diluted	$(2.40)	$(8.35)	$(5.82)

12.  Related Parties

The Company has consulting agreements with two members of the Board of Directors. Consulting fees paid in the year ended December 31, 2020, 2019, and 2018 were $112.  There were no amounts owed under the consulting agreement at December 31, 2020 or 2019.

An investor provided financing consulting services to the Company.  Fees paid to the investor in the year ended December 31, 2020 were $65.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2020, the Company conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

Our management is also responsible for establishing and maintaining for us adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by this item will be included under the captions “Directors and Corporate Governance,” “Director Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the annual meeting of stockholders to be held in June 2021 to be filed with the SEC on or before April 23, 2021, or the Proxy Statement, and is incorporated herein by reference.

Item 11.    Executive Compensation.

The information required by this item will be included under the captions “Executive Compensation,” “Director Compensation,” “Equity Compensation Plan Information,” and “Directors and Corporate Governance” in the Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included under the captions “Beneficial Ownership of Shares of Common Stock” and “Equity Compensation Plan Information” in the Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included under the captions “Certain Relationships and Related Transactions” and “Directors and Corporate Governance” in the Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

The information required by this item will be included under the captions “Item 2 – Ratification of Independent Registered Public Accounting Firm” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended, as currently in effect.	8-K	001-39539	3.1	September 29, 2020

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	8-K	001-39539	3.2	September 29, 2020

4.1*	Description of Securities of the Registrant

4.2	Amended and Restated Investors’ Rights Agreement, dated July 17, 2020, by and among the Registrant and certain of its stockholders.	S-1	33-248627	4.1	September 4, 2020

4.3	Specimen common stock certificate of the Registrant.	S-1/A	333-248627	4.2	September 21, 2020

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-248627	10.1	September 4, 2020

10.2+	2013 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1/A	333-248627	10.2	September 21, 2020

10.3+	2020 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-248627	10.3	September 21, 2020

10.4+	2020 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	333-248627	10.4	September 21, 2020

10.5+	Employment Offer Letter, dated August 17, 2020, by and between the Registrant and David H. Mack, Ph.D.	S-1	333-248627	10.5	September 4, 2020

10.6+	Employment Offer Letter, dated August 17, 2020, by and between the Registrant and Winston Kung.	S-1	333-248627	10.6	September 4, 2020

10.7+	Employment Offer Letter, dated August 18, 2020, by and between the Registrant and Leila Alland, M.D.	S-1	333-248627	10.7	September 4, 2020

10.8+	Employment Offer Letter, dated August 18, 2020, by and between the Registrant and Deepika Jalota, Pharm.D.	S-1	333-248627	10.8	September 4, 2020

10.9+	Employee Incentive Compensation Plan.	S-1	333-248627	10.9	September 4, 2020

10.10+	Change in Control and Severance Policy.	S-1	333-248627	10.10	September 4, 2020

10.11+	Amended and Restated Change in Control and Severance Policy Participation Agreement, dated August 17, 2020, by and between the Registrant and David H. Mack, Ph.D.	S-1	333-248627	10.11	September 4, 2020

10.12+	Amended and Restated Change in Control and Severance Policy Participation Agreement, dated August 17, 2020, by and between the Registrant and Winston Kung.	S-1	333-248627	10.12	September 4, 2020

10.13+	Amended and Restated Change in Control and Severance Policy Participation Agreement, dated August 18, 2020, by and between the Registrant and Leila Alland, M.D.	S-1	333-248627	10.13	September 4, 2020

10.14+	Amended and Restated Change in Control and Severance Policy Participation Agreement, dated August 18, 2020, by and between the Registrant and Deepika Jalota, Pharm.D.	S-1	333-248627	10.14	September 4, 2020

10.15+	Outside Director Compensation Policy.	S-1/A	333-248627	10.15	September 4, 2020

10.16	Consulting Agreement, dated January 1, 2016, by and between the Registrant and Arnold Levine, Ph.D.	S-1	333-248627	10.16	September 4, 2020

10.17	Consulting Agreement, dated July 14, 2017, by and between the Registrant and Richard Heyman, Ph.D.	S-1	333-248627	10.17	September 4, 2020

10.18	Lease Agreement, dated March 3, 2015, by and between the Registrant and Cedar Brook 2005, LP, as amended by the First Amendment to Lease dated April 24, 2017.	S-1	333-248627	10.18	September 4, 2020

10.19*	Lease Agreement, dated January 8, 2021, by and between the Registrant and BMR-ONE RESEARCH WAY LLC.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Indicated management contract or compensatory plan.
#

The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16.    Form 10-K Summary

The Company has elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMV PHARMACEUTICALS, INC.

By:	/s/ David H. Mack
David H. Mack, Ph.D.
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David H. Mack, Ph.D. and Winston Kung, jointly and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David H. Mack David H. Mack, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2021

/s/ Winston Kung Winston Kung	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2021

/s/ Richard Heyman Richard Heyman, Ph.D.	Director and Chairman of the Board of Directors	March 3, 2021

/s/ Arnold Levine Arnold Levine, Ph.D.	Director	March 3, 2021

/s/ Thilo Schroeder Thilo Schroeder, Ph.D.	Director	March 3, 2021

/s/ Laurie Stelzer Laurie Stelzer	Director	March 3, 2021

/s/ Peter Thompson Peter Thompson, M.D.	Director	March 3, 2021