Form 10-Q
period 2021-03-31
PMV Pharmaceuticals, Inc.
filed 2021-05-14
CIK 1699382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of May 12, 2021, the registrant had 45,033,422 shares of common stock, $0.00001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form10-Q, including statements regarding our future results of operations and financial position, business strategy, development plans, planned preclinical studies and clinical trials, future results of clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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

ii

•	our expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2020 as well as in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

iii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited).

PMV Pharmaceuticals, Inc.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	March 31, 2021 (unaudited)	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$208,783	$361,422
Marketable securities, current	122,706	—
Prepaid expenses and other current assets	3,464	3,339
Total current assets	334,953	364,761
Property and equipment, net	697	569
Marketable securities, noncurrent	16,891	—
Right-of-use assets, operating leases	828	—
Other assets	1,024	201
Total assets	$354,393	$365,531
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,252	$1,607
Accrued expenses	3,878	4,803
Operating lease liability, current	666	—
Total current liabilities	5,796	6,410
Operating lease liability, noncurrent	302	—
Total liabilities	6,098	6,410
Stockholders’ equity:
Preferred stock, $0.00001 par value, 5,000,000 shares authorized at March 31, 2021 (unaudited) and December 31, 2020. No shares issued or outstanding at March 31, 2021 (unaudited) and December 31, 2020.	—	—
Common stock, $0.00001 par value, 1,000,000,000 shares authorized; 44,881,169 and 44,777,818 shares issued and outstanding at March 31, 2021 (unaudited) and December 31, 2020, respectively	—	—
Additional paid-in capital	469,790	469,001
Accumulated deficit	(121,482)	(109,880)
Accumulated other comprehensive loss	(13)	—
Total stockholders’ equity	348,295	359,121
Total liabilities and stockholders’ equity	$354,393	$365,531

The accompanying notes are an integral part of these unaudited condensed financial statements.

PMV Pharmaceuticals, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$7,500	$5,955
General and administrative	4,174	1,699
Total operating expenses	11,674	7,654
Loss from operations	(11,674)	(7,654)
Other income (expense):
Interest income, net	128	406
Other expense	(52)	(5)
Total other income	76	401
Loss before provision for income taxes	(11,598)	(7,253)
Provision for income taxes	4	2
Net loss	(11,602)	(7,255)
Unrealized losses on marketable securities, net of tax	(13)	(80)
Comprehensive loss	$(11,615)	$(7,335)

Net loss per share -- basic and diluted	$(0.26)	$(2.38)
Weighted-average common shares outstanding	44,785,226	3,046,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

PMV Pharmaceuticals, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(unaudited)

(in thousands, except share amounts)

						Accumulated		Total
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2019	22,866,246	$168,933	3,046,200	$—	4,969	$(3)	$(75,440)	$(70,474)
Stock-based compensation expense	—	—	—	—	296	—	—	296
Net loss	—	—	—	—	—	—	(7,255)	(7,255)
Unrealized loss on available for sale investments	—	—	—	—	—	(80)	—	(80)
Balance at March 31, 2020	22,866,246	$168,933	3,046,200	$—	5,265	$(83)	$(82,695)	$(77,513)

						Accumulated		Total
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	—	$—	44,777,818	$—	469,001	$—	$(109,880)	$359,121
Exercise of stock options			103,351		162			$162
Stock-based compensation expense	—	—	—	—	627	—	—	627
Net loss	—	—	—	—	—	—	(11,602)	(11,602)
Unrealized loss on available for sale investments	—	—	—	—	—	(13)	—	(13)
Balance at March 31, 2021	—	$—	44,881,169	$—	469,790	$(13)	$(121,482)	$348,295

The accompanying notes are an integral part of these unaudited condensed financial statements.

PMV Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(11,602)	$(7,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	627	296
Depreciation	79	94
Amortization of premiums on marketable securities	167	87
Other	—	5
Change in operating assets and liabilities:
Prepaid expenses and other assets	(948)	(24)
Accounts payable	(355)	(1,255)
Accrued expenses	(872)	(86)
Net cash used in operating activities	(12,904)	(8,138)
Cash flows from investing activities:
Purchase of property and equipment	(120)	(51)
Purchase of marketable securities	(139,777)	(14,828)
Maturities of marketable securities	—	8,495
Net cash used in investing activities	(139,897)	(6,384)
Cash flows from financing activities:
Proceeds from exercise of stock options	162	—
Net cash provided by financing activities	162	—
Net decrease in cash and cash equivalents	(152,639)	(14,522)
Cash and cash equivalents
Cash and cash equivalents - beginning of period	361,422	73,278
Cash and cash equivalents - end of period	$208,783	$58,756
Supplemental disclosures of cash flow information
Cash paid for income tax	$4	$2

The accompanying notes are an integral part of these unaudited condensed financial statements.

PMV Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

1. Formation and Business of the Company

Organization and Liquidity

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

On September 25, 2020, the Company completed an initial public offering (the “IPO”) of 13,529,750 shares of common stock, at a public offering price of $18.00 per share including the exercise in full by the underwriters of their option to purchase up to 1,764,750 additional shares of commons stock, for aggregate gross proceeds of $243,536 and its shares started trading on The Nasdaq Global Select Market under the ticker symbol “PMVP.”  The Company received $223,161 in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by the Company.  In connection with the closing of the IPO, all of the Company’s outstanding shares of convertible preferred stock outstanding at the time of the IPO automatically converted into 28,188,110 shares of common stock. On September 18, 2020, the Company amended its certificate of incorporation to effect a 5.2651-for-1 reverse stock split of its issued and outstanding common and convertible preferred stock. The accompanying unaudited condensed financial statements and related notes give retroactive effect to the reverse stock split for all periods presented.

The Company has incurred net losses and negative cash flows from operations since its inception. During the three months ended March 31, 2021, the Company incurred a net loss of $11,602 and used $12,904 of cash for operations. At March 31, 2021, the Company had an accumulated deficit of $121,482. Cash and cash equivalents at March 31, 2021 were $208,783.  Short and long term marketable securities totaled $139,597 at March 31, 2021. Management expects to incur substantial additional operating losses for the next several years and will need to obtain additional debt or equity financings in order to complete development of its products, obtain regulatory approvals, launch and commercialize its products and continue research and development programs. The Company believes it has adequate cash and cash equivalents to operate for at least the next twelve months from the date of issuance of these unaudited condensed financial statements.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on March 3, 2021. Since the date of those financial statements, there have been no changes to its significant accounting policies except as noted below.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the interim period reporting requirements of Form 10-Q and Article 10 of Regulation S-X. The condensed balance sheet as of March 31, 2021, the condensed statements of operations and comprehensive loss, and condensed statements of convertible preferred stock and stockholders’ (deficit) equity for the three months ended March 31, 2021 and 2020, and the condensed statements of cash flows for the three months ended March 31, 2021 and 2020 are unaudited, but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The results for any interim period are not

PMV Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

necessarily indicative of results for the year ending December 31, 2021 or for any other subsequent interim period.  The condensed balance sheet at December 31, 2020 has been derived from our audited financial statements.

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

Reverse Stock Split

In September 2020, the Company’s board of directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 5.2651-for-1 reverse stock split of the Company’s common stock and convertible preferred stock, which was effected on September 18, 2020. The par value of the common stock and convertible preferred stock were not adjusted as a result of the reverse stock split. Accordingly, all common stock, convertible preferred stock, stock options, and related per share amounts in these unaudited condensed financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

Cash, Cash Equivalents and Marketable Securities

Management considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

The Company’s marketable debt securities have been classified and accounted for as available-for-sale. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term. The Company’s marketable debt securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive loss in stockholders’ deficit. Premiums and discounts on marketable debt securities are amortized into earnings over the life of the security. For the three months ended March 31, 2021 and 2020, the Company recorded $167 and $87 of amortization, respectively.

Comprehensive Loss

The Company presents comprehensive loss in a single statement within its financial statements.  Other comprehensive loss consists of unrealized gains and losses on marketable securities, net of tax.

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the circumstances present. The Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines the initial classification and measurement of its operating right-of-use (“ROU”) assets and operating lease liabilities at the lease commencement date, and thereafter if modified. The lease term includes any renewal options that the Company is reasonably assured to exercise. The Company’s policy is to not record leases with a lease term of 12 months or less on its balance sheets. The Company’s only existing lease is for office space.

The ROU asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its estimated secured incremental borrowing rate for that lease term.

PMV Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

Lease expense for operating leases is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments and is included in operating expense in the statements of operations.

Payments due under each lease agreement include fixed and variable payments. Variable payments relate to the Company’s share of the lessor’s operating costs associated with the underlying asset and are recognized when the event on which those payments are assessed occurs. Neither of the Company’s leases contain residual value guarantees.

The interest rate implicit in lease agreements is typically not readily determinable, and as such, the Company utilizes the incremental borrowing rate to calculate lease liabilities, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Recently Issued and Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), as amended by multiple standards updates, in order to increase transparency and comparability among organizations by requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The most significant change arising from the new standard is the recognition of right of use assets and lease liabilities for leases classified as operating leases. The right-of-use lease liability for operating leases is based on the net present value of future minimum lease payments. Additionally, the right-of-use asset for operating leases is based on the lease liability adjusted for the reclassification of certain balance sheet amounts such as the long term portion of straight line rent liability and deferred lease incentives. Under the standard, disclosures are required to enable financial statement users to assess the amount, timing, and uncertainty of cash flows arising from the leases. Companies are also required to recognize and measure leases existing at, or entered into after, the adoption date using a modified retrospective approach, with certain practical expedients available. Comparative periods prior to adoption have not been retrospectively adjusted.

The Company adopted the standard effective January 1, 2021 using the modified retrospective transition method. Upon adoption, the Company applied the package of practical expedients that allows an entity to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. The Company elected the practical expedient not to apply the recognition requirements to short-term leases, defined as a lease that at the commencement date has a lease term of 12 months or less that does not include a purchase option to purchase the underlying asset that the Company is reasonably certain to exercise. Furthermore, the Company has elected the practical expedient to not separate lease and non-lease components by class of underlying asset for its existing leases. As the Company enters into new leases, it will continue to evaluate this accounting policy for any new classes of underlying assets.

Upon adoption, the Company recorded ROU assets of $970 and lease liabilities of $1,129. The standard did not have a material impact on the statement of operations or statement of cash flows.

In December 2019, the FASB issued ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes. The new guidance simplifies the accounting for income taxes by removing several exceptions in the current standard and adding guidance to reduce complexity in certain areas, such as requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The Company adopted this standard as of January 1, 2021. The adoption did not have a material impact on the Company’s financial statements.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and marketable securities. Cash and cash equivalents includes a checking account held at one financial institution. At times, such deposits may be in excess of insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company’s marketable debt securities are carried at fair value and include any unrealized gains and losses. Any investments with unrealized losses are considered to be temporarily impaired.

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

In January 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a “Public Health Emergency of International Concern,” which continues to spread throughout the world.  The outbreak has adversely impacted global commercial activity and contributed to significant volatility in financial markets. The COVID-19 outbreak and government responses are creating disruption in global supply chains and adversely impacting many industries. The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The Company continues to monitor the impact of the COVID-19 outbreak closely. The full extent to which the COVID-19 outbreak will impact its operations or financial results remains uncertain.

3. Fair Value Measurements

The Company’s financial assets consist of money market funds, U.S. government debt securities and corporate debt securities. The following tables show the Company’s cash equivalents and available-for-sale securities’ carrying amounts and fair values at March 31, 2021 and December 31, 2020:

	As of March 31, 2021 (unaudited)
	Carrying Amount	Fair Value	Quoted priced in active markets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Financial assets
Money market funds	$41,268	$41,268	$41,268	$—	$—
Corporate securities	280,534	280,534	—	280,534	—
Government securities	25,562	25,562	—	25,562	—
Total financial assets	$347,364	$347,364	$41,268	$306,096	$—

	As of December 31, 2020
	Carrying Amount	Fair Value	Quoted Priced in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Money market funds	240,033	240,033	240,033	$—	$—
Corporate securities	120,008	120,008	—	120,008	—
Total financial assets	$360,041	$360,041	$240,033	$120,008	$—

Cash Equivalents — Cash equivalents of $207.8 million as of March 31, 2021 consisted of money market funds of $41.3 million and corporate debt securities of $166.5 million. Cash equivalents of $360.0 million as of December 31, 2020 consisted of money market funds of $240.0 million and corporate debt securities of $120.0 million. Money market funds are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets, whereas corporate debt securities are classified within level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are observable for the asset or liability either directly or indirectly.

Marketable Securities —  There were $122.7 million current marketable securities and $16.9 million noncurrent marketable securities as of March 31, 2021.  There were no marketable securities as of December 31, 2020.

PMV Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

4. Property and Equipment, Net

	March 31, 2021 (unaudited)	December 31, 2020
Machinery & equipment	$2,061	$1,989
Computers	8	8
Furniture & fixtures	9	9
Leasehold improvements	161	73
Assets not placed in service	99	51
Total property and equipment	2,338	2,130
Less: Accumulated depreciation	(1,641)	(1,561)
Property and equipment, net	$697	$569

Depreciation expense for the three months ended March 31, 2021 and 2020 was $79 and $94, respectively.

5. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2021 (unaudited)	December 31, 2020
Accrued compensation	$1,814	$3,109
Accrued legal and professional services	205	—
Accrued research and development costs	1,819	1,595
Other accrued liabilities	40	99
Total	$3,878	$4,803

6. Commitments and Contingencies

Operating Leases

In June 2015, the Company executed a noncancelable operating lease for approximately 13,000 square feet of laboratory, research and development, and office space in Cranbury, New Jersey for an initial base rent of $20.00 per square foot. This location operates as the Company’s headquarters. In June 2017, the Company obtained an additional noncancelable operating lease for about 6,000 square feet of laboratory space in the same corporate center at an initial rental rate at $22.00 per square foot. As a result of the additional space, both leases will expire July 2022, with an option to renew for an additional five-year term. Both leases include a common area maintenance expense for $3.00 per square foot with an increase of 3% on the first month of each calendar year during the lease term and a management fee of 3% of the base rent. The Company is obligated to pay, on a pro-rata basis, real estate taxes and operating costs related to the premises.

In August 2018, the Company executed two noncancelable operating leases. One lease for approximately 6,000 square feet for vivarium, laboratory and general office space in South Brunswick, New Jersey. The initial annual base rent is $15.50 per square foot and a management fee of 3% of the base rent. The Company is obligated to pay, on a pro-rata basis, insurance premiums, real estate taxes and operating costs related to the premises. The lease expires in July 2022, with an option for additional five-year term. The second lease is for office space in Lexington, Massachusetts, that expires August 2023, with an option to renew for a one-time, three-year extension. The initial annual base rent is $28.50 per square foot and will increase $1.00 per square foot at the end of each rent year.

The lease agreement in Lexington, Massachusetts allows for a tenant improvement allowance not to exceed $165 to be applied to the total cost of tenant improvements to the leased premises. Tenant improvement allowances due or received are recorded as deferred rent incentives on the Company’s condensed consolidated balance sheets, which are amortized to rent expense over the term of the lease. As of March 31, 2021, deferred rent incentives totaled $88.

PMV Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

The components of lease cost for the three months ended March 31, 2021 are as follows:

(in thousands)	Three Months Ended March 31, 2021
Operating lease cost	$157
Variable lease cost	95
Total lease cost	$252

Amounts reported in the consolidated balance sheets for leases where the Company is the lessee as of March 31, 2021 were as follows, in thousands:

Operating Leases:	Three Months Ended March 31, 2021
Right-of-use assets, operating leases	$828

Operating lease liabilities, current	$666
Operating lease liabilities, non-current	302
Total operating lease liabilities	$968

Weighted-average remaining lease term (years)	1.55
Weighted-average discount rate	5.75%

Other information related to leases for the three months ended March 31, 2021 is as follows, in thousands:

Cash paid for amounts included in the measurement of lease liabilities	$174
Leased assets obtained in exchange for new operating lease liabilities	—

Minimum lease payments under operation leases by fiscal year were as follows, in thousands:

Fiscal year	Year Ended December 31, 2020
2021	$525
2022	413
2023	71
2024	—
2025	—
Thereafter	—
Total minimum lease payments	$1,009
Less: Amounts representing imputed interest	(41)
Present value of lease liabilities	$968

(1)

Excluded from the table above are the lease payments associated with the lease of office and laboratory space in Princeton, New Jersey for the Company’s future headquarters. The Company has excluded its lease payments due to the commencement date not having occurred and a lease liability not yet having been recognized on its condensed balance sheet.

Rent expense recorded during the three months ended March 31, 2021 and 2020 was $137 and $186, respectively.

In January 2021, the Company signed a lease for 50,581 square feet of office and laboratory space at One Research Way in Princeton, New Jersey. That lease term extends through 2032, has a five-year extension option, and is intended to replace our two existing facilities. Payment under this lease will total $19.6 million through May 2032.  The Company received a tenant improvement allowance of $4.1 million on behalf of the lessor for a buildout of laboratory, vivarium, and office space.

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

Commitments

At March 31, 2021, there were no purchase commitments with third-party suppliers.

7. Stockholders’ Equity

The Company is authorized to issue up to 1,000,000,000 shares of common stock with a par value of $0.00001 per share and 5,000,000 shares of preferred stock with a par value of $0.00001 per share. At March 31, 2021 and December 31, 2020, there were 44,881,169 and 44,777,818 shares of common stock issued and outstanding, respectively, and no shares of preferred stock issued and outstanding.

Common stockholders are entitled to receive dividends if and when declared by the board of directors subject to the rights of any preferred stockholders.  As of March 31, 2021, no dividends on common stock had been declared by the Company.

8. Stock Plan

2020 Equity Incentive Plan

The 2020 Equity Incentive Plan (the “2020 Plan”) was approved by the board of directors on September 24, 2020.  The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2020 Plan is 4,406,374, which shall be, upon approval by the board of directors, cumulatively increased on January 1, 2021 and each January 1 thereafter by 5% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31.  As of March 31, 2021, there were 4,367,896 shares available for issuance under the 2020 Plan.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was approved by the board of directors on September 24, 2020.  A total of 400,572 shares of common stock were initially reserved for issuance under this plan, which shall be increased, upon approval by the board of directors, on January 1, 2021 to the lesser of (i) 801,504 shares of common stock, (ii) 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the Administrator no later than the last day of the immediately preceding fiscal year.  As of March 31, 2021, no shares are issued or outstanding under the 2020 ESPP.

2013 Equity Incentive Plan

In 2013, the Company adopted the 2013 Stock Plan (the “2013 Plan”). On September 24, 2020, this plan was replaced by the 2020 Plan, and future issuances of incentive instruments will be governed by that plan.  Subject to the provisions of the 2020 Plan, the Company had the option to either forfeit or repurchase remaining shares under the 2013 Equity Incentive Plan on or after the registration date.  The Company chose to forfeit the remaining shares.

PMV Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

Stock-Based Compensation

This table summarizes option activity for the three-month period ended March 31, 2021:

		Options Outstanding
				Weighted-
			Weighted	Average	Aggregate
	Shares		Average	Remaining	Intrinsic
	Available	Number of	Exercise	Contractual Life	Value
	for Grant	Options	Price	(in years)	(in 000s)
Balances, December 31, 2020	4,609,725	4,090,970	$3.14	7.13	$238,792
Options retired under 2013 Equity Plan	(237,542)	—
Options granted	(23,500)	23,500	$34.30
Options forfeited / cancelled	19,213	(19,213)	$3.86	0.00
Options exercised	—	(103,351)	$1.57
Balances, March 31, 2021 (unaudited)	4,367,896	3,991,906	$3.36	6.77	$117,965

At March 31, 2021
Vested and expected to vest		3,991,906	$3.34	6.77	$117,965
Exercisable		2,644,954	$2.20	5.81	$81,134

At March 31, 2021, the total compensation cost related to nonvested awards not yet recognized is $4,683. The weighted-average period over which the nonvested awards is expected to be recognized is 3.0 years.

The Company estimated the fair value of the options using the Black-Scholes options valuation model. The fair value of the options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value was estimated using the following assumptions:

	Three Months Ended	Year Ended
	March 31,	December 31,
	2021	2020
Risk-free interest rate	0.65%	0.31% - 1.51%
Expected life (in years)	6.25	4.92 - 6.40
Dividend yield	0%	0%
Expected volatility	79.90%	70.70% - 77.60%

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

Stock-based compensation expense recorded under ASC 718 related to stock options granted was allocated to research and development and general and administrative expense as follows:

	For the Three Months Ended
	March 31,	March 31,
	2021	2020
Research and development	$251	$142
General and administrative	376	154
Total stock-based compensation	$627	$296

PMV Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

9. Income Taxes

During the three months ended March 31, 2021 and 2020, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

10. Net Loss per Share

The Company’s convertible preferred stock does not participate in losses.

	For the Three Months Ended
	March 31, 2021 (unaudited)	March 31, 2020 (unaudited)
Net loss	$(11,602)	$(7,255)
Weighted-average number of shares - basic and diluted	44,785,226	3,046,200
Net loss per share - basic and diluted	(0.26)	(2.38)

11. Related Parties

The Company has consulting agreements with two members of the board of directors. Consulting fees paid in each of the three months ended March 31, 2021 and 2020 were $28.  There were no amounts owed under the consulting agreement at March 31, 2021 or December 31, 2020.

During the fiscal year ended December 31, 2020, an investor provided $65 of financial consulting services to the Company. The Company has paid the entirety of the fees as of December 31, 2020.  No amounts were paid or owed to the investors in the three months ended March 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto as of and for the years ended December 31, 2020 and 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Contractual Obligations and Critical Accounting Policies and Significant Judgments and Estimates, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission (SEC) on March 3, 2021.  Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to PMV Pharmaceuticals, Inc.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to those set forth under the captions “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as updated by our subsequent filings under the Securities Exchange Act of 1934, as amended. Furthermore, past operating results are not necessarily indicative of results that may occur in future periods.

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

Since our formation in March 2013, we have devoted substantially all of our time and efforts to performing research and development activities and raising capital. We are not profitable and have incurred losses in each year since our inception. Our net losses were $34.4 million and $25.3 million for the years ended December 31, 2020 and 2019, respectively, and $11.6 million and $7.3 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $121.5 million. We do not currently have any product candidates approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We initiated a Phase 1/2 clinical trial in October 2020 for our lead product candidate, PC14586. In October 2020, we were granted FDA Fast Track Designation of PC14586 for the treatment of patients with locally advanced or metastatic solid tumors that have a p53 Y220C mutation. We dosed our first patient in this clinical trial in the fourth quarter of 2020. We expect that our operating expenses will increase significantly as we advance our product candidates through preclinical and clinical development, seek regulatory approval and prepare for and, if approved, proceed to commercialization; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. In addition, we have incurred, and will continue to incur additional costs associated with operating as a public company, and expect to continue to incur significant losses for the foreseeable future.

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

As we are at a very early stage of development, we do not allocate our costs by product candidate or development program, as a significant amount of research and development expenses include compensation costs, materials, supplies, depreciation on and maintenance of research equipment, and the cost of services provided by outside contractors, which are not tracked by product candidate or development program. In particular, with respect to internal costs, several of our departments support multiple product candidate research and development programs, and therefore the costs cannot be allocated to a particular product candidate or development program. Substantially all of our research and development costs are associated with our lead product candidate, PC14586. In October 2020, we initiated a Phase 1/2 clinical trial for PC14586 and also were granted FDA Fast Track Designation of PC14586 for the treatment of patients with locally advanced or metastatic solid tumors that have a p53 Y220C mutation. We dosed our first patient in this clinical trial in the fourth quarter of 2020.

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

Results of Operations

Comparison of the Three Months ended March 31, 2021 and 2020

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
Statement of operations data:	2021	2020	Change
	(unaudited)	(unaudited)
Operating expenses:
Research and development	$7,500	$5,955	$1,545
General and administrative	4,174	1,699	2,475

Total operating expenses	11,674	7,654	4,020

Loss from operations	(11,674)	(7,654)	(4,020)
Other (expense) income:
Interest income, net	128	406	(278)
Other expense	(52)	(5)	(47)

Total other income	76	401	(325)

Loss before provision for income taxes	(11,598)	(7,253)	(4,345)
Provision for income taxes	4	2	2

Net loss	$(11,602)	$(7,255)	$(4,347)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Three Months Ended March 31,
Statement of operations data:	2021	2020	Change
Research	$2,481	$1,645	$836
Development	2,861	2,390	471
Personnel related	1,907	1,778	129
Stock-based compensation	251	142	109

Total	$7,500	$5,955	$1,545

Research and development expenses were $7.5 million for the three months ended March 31, 2021, compared to $6.0 million for the three months ended March 31, 2020. The increase of $1.5 million was primarily due to the following:

•	$0.8 million increase in research expenses, largely driven by increased contractual research organization costs focused on discovery research; and
•	$0.5 million increase in development expenses associate with advancing our lead product candidate, PC14586, through the Phase 1/2 clinical trial; and
•

$0.2 million increase in expenses for personnel related costs and stock-based compensation, primarily driven by increased headcount for developing PC14586, including our on-going Phase 1/2 clinical trial for this product candidate.

General and Administrative Expenses

General and administrative expenses were $4.2 million for the three months ended March 31, 2021, compared to $1.7 million for the three months ended March 31, 2020. The increase of $2.5 million was primarily due to the following:

•	$1.3 million increase in personnel and office related expense due to increased headcount to build out general and administrative infrastructure; and
•	$1.2 million increase in insurance and outside services, $0.6 million of which is for directors and officers insurance, $0.6 million of which is for finance and legal support

Interest Income, Net

Interest income, net primarily consists of interest income from our interest-bearing cash, cash equivalents and marketable securities and interest costs related to amortization of premiums and discounts on marketable securities. Interest income, net was $0.1 million for the three months ended March 31, 2021 compared to $0.4 million for the three months ended March 31, 2020. The decrease of $0.3 million is driven by decreased income from cash investments in marketable securities and U.S treasuries during the three months ended March 31, 2021.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from any product sales or any other sources and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. As of March 31, 2021, we had cash and cash equivalents of $208.8 million, short-term marketable securities of $122.7 million, long-term marketable securities of $16.9 million, and an accumulated deficit of $121.5 million. We have financed our operations primarily through issuances of our convertible preferred and common stock. In 2019, we sold an aggregate of 5,469,606 shares of our Series C convertible preferred stock to accredited investors, generating gross proceeds of $61.9 million. In July 2020, we sold an aggregate of 5,321,864 shares of our Series D convertible preferred stock to accredited investors, generating gross proceeds of $70.0 million. In September 2020, we completed an IPO of 13,529,750 shares of our common stock, which includes the exercise in full by the underwriters of their option to purchase 1,764,750 additional shares of common stock, at a public offering price of $18.00 per share for aggregate gross proceeds of $243.5 million.  We received $223.2 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us.

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

Due to our significant research and development expenditures, we have generated substantial operating losses in each period since inception. We have incurred an accumulated deficit of $121.5 million through March 31, 2021. We expect to incur substantial additional losses in the future as we expand our research and development activities. Based on our research and development plans, we expect that our cash, cash equivalents and marketable securities as of March 31, 2021 will be sufficient to fund our operations at least through 2023.

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

Cash Flows

The following table summarizes our cash flows for the period indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
	(unaudited)	(unaudited)
Cash used in operating activities	$(12,904)	$(8,138)
Cash used in investing activities	(139,897)	(6,384)
Cash provided by financing activities	162	—

Net increase in cash and cash equivalents	$(152,639)	$(14,522)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021, was $12.9 million, which consisted primarily of net loss of $11.6 million partially offset by non-cash charges of $0.9 million.  Changes in our net operating assets decreased operating cash by $2.2 million.  The non-cash charges primarily consisted of stock-based compensation of $0.6 million and depreciation and amortization of $0.3 million. The change in our net operating assets and liabilities was primarily due to an increase in prepaid expenses and other assets, a decrease in accrued expenses, and a decrease in outstanding payables.  Included in the increase of prepaid expenses and other assets is a cash deposit of $0.8 million for our new facility in NJ.

Net cash used in operating activities for the three months ended March 31, 2020, was $8.1 million, which consisted primarily of net loss of $7.3 million partially offset by non-cash charges of $0.5 million, and a net change of $1.4 million in our net operating assets. The non-cash charges primarily consisted of stock-based compensation of $0.3 million and depreciation and amortization expense of $0.2 million. The change in our net operating assets and liabilities was primarily due to an increase in amounts owed to vendors in 2020.

Investing Activities

Our investing activities used $139.9 million of cash during the three months ended March 31, 2021, which consisted primarily of purchases of marketable securities in addition to the purchase of property and equipment of $0.1 million.

Our investing activities used $6.4 million of cash during the three months ended March 31, 2020, which consisted primarily of purchases of marketable securities of $14.8 million, partially offset maturities in our marketable securities of $8.5 million.  We also had purchases of property and equipment of $0.1 million.

Financing Activities

Our financing activities provided $0.2 million of cash during the three months ended March 31, 2021, which consisted primarily of proceeds from the exercise of stock options.

Our financing activities did not generate an increase or decrease in cash and cash equivalents for the three months ended March 31, 2020.

Off-Balance Sheet Arrangements

We do not currently have, nor in the past had, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC, during the periods presented.

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

We believe that the accounting policies described below involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of our operations. During the three ended March 31, 2021, there were no material changes to our critical accounting policies from those described in our audited financial statements for the year ended December 31, 2020 included in the our Annual Report on Form 10-K filed with the SEC on March 3, 2021, except as noted below.

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

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 of the notes to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, or (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period. We expect to lose our EGC status as of December 31, 2021.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. For as long as we continue to be an EGC, we have elected to use the extended transition period to enable us to comply with new or revised accounting standards and, therefore, we will adopt new or revised accounting standards at the time private companies adopt the new or revised accounting standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company.

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

We had cash and cash equivalents of $208.8 million as of March 31, 2021, which consists of interest-bearing U.S. treasury securities, money market funds and corporate debt securities. Our exposure due to changes in interest rates is not material due to the nature and amount of our money-market funds and short-term marketable securities.

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

We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently involved in any litigation or legal proceedings that, in management’s opinion, are likely to have any material adverse effect on the Company.

Item 1A. Risk Factors.

Other than as disclosed below, there have been no material changes to the Company’s risk factors as set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 3, 2021. You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 3, 2021.

Risks Related to Ownership of Our Common Stock

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

Certain holders of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradeable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price for our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39539	3.1	September 29, 2020

3.2	Restated Bylaws of the Registrant	8-K	001-39539	3.2	September 29, 2020

4.1	Amended and Restated Investors’ Rights Agreement, dated July 17, 2020, by and among the Registrant and certain of its stockholders.	S-1	33-248627	4.1	September 4, 2020

4.2	Specimen common stock certificate	S-1/A	333-248627	4.2	September 21, 2020

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-248627	10.1	September 4, 2020

10.2*	2013 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1/A	333-248627	10.2	September 21, 2020

10.3*	2020 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-248627	10.3	September 21, 2020

10.4*	2020 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	333-248627	10.4	September 21, 2020

10.5*	Employment Offer Letter, dated August 17, 2020, by and between the Registrant and David H. Mack, Ph.D.	S-1	333-248627	10.5	September 4, 2020

10.6*	Employment Offer Letter, dated August 17, 2020, by and between the Registrant and Winston Kung.	S-1	333-248627	10.6	September 4, 2020

10.7*	Employment Offer Letter, dated August 18, 2020, by and between the Registrant and Leila Alland, M.D.	S-1	333-248627	10.7	September 4, 2020

10.8*	Employment Offer Letter, dated August 18, 2020, by and between the Registrant and Deepika Jalota, Pharm.D.	S-1	333-248627	10.8	September 4, 2020

10.9*	Employee Incentive Compensation Plan.	S-1	333-248627	10.9	September 4, 2020

10.10*	Change in Control and Severance Policy.	S-1	333-248627	10.10	September 4, 2020

10.11*	Amended and Restated Change in Control and Severance Policy Participation Agreement, dated August 17, 2020, by and between the Registrant and David H. Mack, Ph.D.	S-1	333-248627	10.11	September 4, 2020

10.12*	Amended and Restated Change in Control and Severance Policy Participation Agreement, dated August 17, 2020, by and between the Registrant and Winston Kung.	S-1	333-248627	10.12	September 4, 2020

10.13*	Amended and Restated Change in Control and Severance Policy Participation Agreement, dated August 18, 2020, by and between the Registrant and Leila Alland, M.D.	S-1	333-248627	10.13	September 4, 2020

10.14*	Amended and Restated Change in Control and Severance Policy Participation Agreement, dated August 18, 2020, by and between the Registrant and Deepika Jalota, Pharm.D.	S-1	333-248627	10.14	September 4, 2020

10.15*	Outside Director Compensation Policy.	S-1/A	333-248627	10.15	September 21, 2020

10.16*	Consulting Agreement, dated January 1, 2016, by and between the Registrant and Arnold Levine, Ph.D.	S-1	333-248627	10.16	September 4, 2020

10.17*	Consulting Agreement, dated July 14, 2017, by and between the Registrant and Richard Heyman, Ph.D.	S-1	333-248627	10.17	September 4, 2020

10.18	Lease Agreement, dated March 3, 2015, by and between the Registrant and Cedar Brook 2005, LP, as amended by the First Amendment to Lease dated April 24, 2017.	S-1	333-248627	10.18	September 4, 2020

10.19	Lease Agreement, dated January 8, 2021, by and between the Registrant and BMR-ONE RESEARCH WAY LLC.	10-K	001-39539	10.19	March 3, 2021

31.1†	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan.
†

The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMV Pharmaceuticals, Inc.

Date: May 14, 2021	By:	/s/ David H. Mack
David H. Mack, Ph.D.
President, Chief Executive Officer, and Director
(Principal Executive Officer)

PMV Pharmaceuticals, Inc.

Date: May 14, 2021	By:	/s/ Winston Kung
Winston Kung
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)