Form 10-Q
period 2021-06-30
PMV Pharmaceuticals, Inc.
filed 2021-08-13
CIK 1699382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of August 12, 2021, the registrant had 45,292,015 shares of common stock, $0.00001 par value per share, outstanding.

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

ii

•

the impact of the ongoing COVID-19 pandemic; including the impact from quarantines, shelter-in-place, executive and similar government orders, on the conduct of business operations or the availability or cost of materials; or

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited).

PMV Pharmaceuticals, Inc.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	June 30, 2021 (unaudited)	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$189,423	$361,422
Restricted cash	822	—
Marketable securities, current	128,926	—
Prepaid expenses and other current assets	3,909	3,339
Total current assets	323,080	364,761
Property and equipment, net	1,253	569
Marketable securities, noncurrent	20,613	—
Right-of-use assets, operating leases	10,763	—
Other assets	201	201
Total assets	$355,910	$365,531
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,369	$1,607
Accrued expenses	4,458	4,803
Operating lease liability, current	677	—
Total current liabilities	7,504	6,410
Operating lease liability, noncurrent	10,559	—
Total liabilities	18,063	6,410
Stockholders’ equity:
Preferred stock, $0.00001 par value, 5,000,000 shares authorized at June 30, 2021 (unaudited) and December 31, 2020. No shares issued or outstanding at June 30, 2021 (unaudited) and December 31, 2020.	—	—
Common stock, $0.00001 par value, 1,000,000,000 shares authorized; 45,213,567 and 44,777,818 shares issued and outstanding at June 30, 2021 (unaudited) and December 31, 2020, respectively.	—	—
Additional paid-in capital	472,196	469,001
Accumulated deficit	(134,356)	(109,880)
Accumulated other comprehensive loss	7	—
Total stockholders’ equity	337,847	359,121
Total liabilities and stockholders’ equity	$355,910	$365,531

The accompanying notes are an integral part of these unaudited condensed financial statements.

PMV Pharmaceuticals, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$7,664	$5,804	$15,163	$11,760
General and administrative	5,386	2,281	9,560	3,979
Total operating expenses	13,050	8,085	24,723	15,739
Loss from operations	(13,050)	(8,085)	(24,723)	(15,739)
Other income (expense):
Interest income, net	113	157	241	563
Other income (expense)	63	(39)	11	(43)
Total other income	176	118	252	520
Loss before provision for income taxes	(12,874)	(7,967)	(24,472)	(15,219)
Provision for income taxes	—	—	4	2
Net loss	(12,874)	(7,967)	(24,476)	(15,221)
Unrealized gains on marketable securities, net of tax	20	88	7	8
Comprehensive loss	$(12,854)	$(7,879)	$(24,469)	$(15,213)

Net loss per share -- basic and diluted	$(0.29)	$(2.62)	$(0.54)	$(5.00)
Weighted-average common shares outstanding	45,070,104	3,046,200	44,928,518	3,046,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

PMV Pharmaceuticals, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(unaudited)

(in thousands, except share amounts)

						Accumulated		Total
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	Capital	Loss (Gain)	Deficit	Equity
Balance at December 31, 2019	22,866,246	$168,933	3,046,200	$—	4,969	$(3)	$(75,440)	$(70,474)
Stock-based compensation expense	—	—	—	—	296	—	—	296
Net loss	—	—	—	—	—	—	(7,255)	(7,255)
Unrealized loss on available for sale investments	—	—	—	—	—	(80)	—	(80)
Balance at March 31, 2020	22,866,246	$168,933	3,046,200	$—	5,265	$(83)	$(82,695)	$(77,513)
Stock-based compensation expense	—	—	—	—	383	—	—	383
Net loss	—	—	—	—	—	—	(7,967)	(7,967)
Unrealized gain on available for sale investments	—	—	—	—	—	88	—	88
Balance at June 30, 2020	22,866,246	$168,933	3,046,200	$—	5,648	$5	$(90,662)	$(85,009)

						Accumulated		Total
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	Capital	Loss (Gain)	Deficit	Equity
Balance at December 31, 2020	—	$—	44,777,818	$—	469,001	$—	$(109,880)	$359,121
Exercise of stock options	—	—	103,351	—	162	—	—	$162
Stock-based compensation expense	—	—	—	—	627	—	—	627
Net loss	—	—	—	—	—	—	(11,602)	(11,602)
Unrealized loss on available for sale investments	—	—	—	—	—	(13)	—	(13)
Balance at March 31, 2021	—	$—	44,881,169	$—	469,790	$(13)	$(121,482)	$348,295
Exercise of stock options	—	—	332,398	—	1,256	—	—	1,256
Stock-based compensation expense	—	—	—	—	1,150	—	—	1,150
Net loss	—	—	—	—	—	—	(12,874)	(12,874)
Unrealized gain on available for sale investments	—	—	—	—	—	20	—	20
Balance at June 30, 2021	—	$—	45,213,567	$—	472,196	$7	$(134,356)	$337,847

The accompanying notes are an integral part of these unaudited condensed financial statements.

PMV Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(24,476)	$(15,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,777	679
Depreciation	150	182
Amortization of premiums on marketable securities	332	147
Non-cash lease expense	314	—
Other	—	43
Change in operating assets and liabilities:
Prepaid expenses and other assets	(570)	(44)
Accounts payable	762	(1,205)
Accrued expenses	(434)	385
Net cash used in operating activities	(22,145)	(15,034)
Cash flows from investing activities:
Purchase of property and equipment	(586)	(51)
Purchase of marketable securities	(185,224)	(14,618)
Maturities of marketable securities	35,360	34,600
Net cash (used in) provided by investing activities	(150,450)	19,931
Cash flows from financing activities:
Payment of deferred offering costs	—	(124)
Proceeds from exercise of stock options	1,418	—
Net cash (used in) provided by financing activities	1,418	(124)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(171,177)	4,773
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash - beginning of period	361,422	73,278
Cash, cash equivalents, and restricted cash - end of period	$190,245	$78,051
Supplemental disclosures of cash flow information
Cash paid for income tax	$4	$2

The accompanying notes are an integral part of these unaudited condensed financial statements.

PMV Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

1. Formation and Business of the Company

Organization and Liquidity

PMV Pharmaceuticals, Inc. (the “Company”) was incorporated in the state of Delaware in March 2013. Since inception, the Company has devoted substantially all of its time and efforts to performing research and development activities and raising capital. The Company is a clinical-stage oncology company pioneering the discovery and development of small molecule, tumor agnostic therapies designed to target p53 mutations. The Company’s headquarters are currently located in Cranbury, New Jersey.

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

The Company has incurred net losses and negative cash flows from operations since its inception. During the three and six months ended June 30, 2021, the Company incurred a net loss of $12,874 and $24,476, respectively.  As of June 30, 2021, the Company used $22,145 of cash for operations. At June 30, 2021, the Company had an accumulated deficit of $134,356. Cash, cash equivalents, and restricted cash at June 30, 2021 were $190,245.  Short and long term marketable securities totaled $149,539 at June 30, 2021. Management expects to incur substantial additional operating losses for the next several years and will need to obtain additional debt or equity financings in order to complete development of its products, obtain regulatory approvals, launch and commercialize its products and continue research and development programs. The Company believes it has adequate cash and cash equivalents to operate for at least the next twelve months from the date of issuance of these unaudited condensed financial statements.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on March 3, 2021. Since the date of those financial statements, there have been no changes to its significant accounting policies except as noted below.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the interim period reporting requirements of Form 10-Q and Article 10 of Regulation S-X. The condensed balance sheet as of June 30, 2021, the condensed statements of operations and comprehensive loss, and condensed statements of convertible preferred stock and stockholders’ (deficit) equity for the three and six months ended June 30, 2021 and 2020, and the condensed statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited, but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The results for any interim period are not

PMV Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

necessarily indicative of results for the year ending December 31, 2021 or for any other subsequent interim period.  The condensed balance sheet at December 31, 2020 has been derived from our audited financial statements.

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

Reverse Stock Split

In September 2020, the Company’s board of directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to affect a 5.2651-for-1 reverse stock split of the Company’s common stock and convertible preferred stock, which was effected on September 18, 2020. The par value of the common stock and convertible preferred stock were not adjusted as a result of the reverse stock split. Accordingly, all common stock, convertible preferred stock, stock options, and related per share amounts in these unaudited condensed financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

Cash, Cash Equivalents and Marketable Securities

Management considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

The Company’s marketable debt securities have been classified and accounted for as available-for-sale. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term. As of June 30, 2021, the company’s long-term marketable debt securities have maturity dates no more than 2 years.  The Company’s marketable debt securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive loss in stockholders’ deficit. Premiums and discounts on marketable debt securities are amortized into earnings over the life of the security. For the three months ended June 30, 2021 and 2020, the Company recorded $165 and $59 of amortization, respectively.  For the six months ended June 30, 2021 and 2020, the Company recorded $332 and $147 of amortization, respectively

Restricted cash as of June 30, 2021 included a $822 deposit at the Company’s commercial bank underlying a stand-by letter of credit issued in favor of a landlord (See Note 6) and is classified in current assets.

Comprehensive Loss

The Company presents comprehensive loss in a single statement within its financial statements.  Other comprehensive loss consists of unrealized gains and losses on marketable securities, net of tax.

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the circumstances present. The Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines the initial classification and measurement of its operating right-of-use (“ROU”) assets and operating lease liabilities at the lease commencement date, and thereafter if modified. The lease term includes any renewal options that the Company is reasonably assured to exercise. The Company’s policy is to not record leases with a lease term of 12 months or less on its balance sheets. The Company’s only existing leases are for office and laboratory space.

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

Recently Issued and Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases (Topic 842), as amended by multiple standards updates, in order to increase transparency and comparability among organizations by requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The most significant change arising from the new standard is the recognition of right of use assets and lease liabilities for leases classified as operating leases. The right-of-use lease liability for operating leases is based on the net present value of future minimum lease payments. Additionally, the right-of-use asset for operating leases is based on the lease liability adjusted for the reclassification of certain balance sheet amounts such as the long term portion of straight line rent liability and deferred lease incentives. Under the standard, disclosures are required to enable financial statement users to assess the amount, timing, and uncertainty of cash flows arising from the leases. Companies are also required to recognize and measure leases existing at, or entered into after, the adoption date using a modified retrospective approach, with certain practical expedients available. Comparative periods prior to adoption have not been retrospectively adjusted.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and marketable securities. Cash and cash equivalents include a checking account and a money market account held at one financial institution. At times, such deposits may be in excess of insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company’s marketable debt securities are carried at fair value and include any unrealized gains and losses. Any investments with unrealized losses are considered to be temporarily impaired.

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

3. Fair Value Measurements

The Company’s financial assets consist of money market funds, U.S. government debt securities and corporate debt securities. The following tables show the Company’s cash equivalents and available-for-sale securities’ carrying amounts and fair values at June 30, 2021 and December 31, 2020:

	As of June 30, 2021 (unaudited)
	Carrying Amount	Fair Value	Quoted priced in active markets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Financial assets
Money market funds	$38,865	$38,865	$38,865	$—	$—
Corporate securities	263,799	263,799	—	263,799	—
Government securities	32,740	32,740	—	32,740	—
Total financial assets	$335,404	$335,404	$38,865	$296,539	$—

	As of December 31, 2020
	Carrying Amount	Fair Value	Quoted Priced in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Money market funds	240,033	240,033	240,033	$—	$—
Corporate securities	120,008	120,008	—	120,008	—
Total financial assets	$360,041	$360,041	$240,033	$120,008	$—

Cash Equivalents — Cash equivalents of $185.9 million as of June 30, 2021 consisted of money market funds of $38.9 million and corporate debt securities of $147.0 million. Cash equivalents of $360.0 million as of December 31, 2020 consisted of money market funds of $240.0 million and corporate debt securities of $120.0 million. Money market funds are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets, whereas corporate debt securities are classified within level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are observable for the asset or liability either directly or indirectly.

Marketable Securities —  There were $128.9 million current marketable securities and $20.6 million noncurrent marketable securities as of June 30, 2021.  There were no marketable securities as of December 31, 2020.

PMV Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

4. Property and Equipment, Net

	June 30, 2021 (unaudited)	December 31, 2020
Machinery & equipment	$2,243	$1,989
Computers	8	8
Furniture & fixtures	9	9
Leasehold improvements	161	73
Assets not placed in service	544	51
Total property and equipment	2,965	2,130
Less: Accumulated depreciation	(1,712)	(1,561)
Property and equipment, net	$1,253	$569

Depreciation expense for the three months ended June 30, 2021 and 2020 was $71 and $87, respectively. Depreciation expense for the six months ended June 30, 2021 and 2020 was $150 and $182, respectively.

5. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2021 (unaudited)	December 31, 2020
Accrued compensation	$2,160	$3,109
Accrued legal and professional services	96	—
Accrued research and development costs	1,703	1,595
Other accrued liabilities	499	99
Total	$4,458	$4,803

6. Commitments and Contingencies

Operating Leases

In June 2015, the Company executed a noncancelable operating lease for approximately 13,000 square feet of laboratory, research and development, and office space in Cranbury, New Jersey for an initial base rent of $20.00 per square foot. This location operates as the Company’s current headquarters.

In June 2017, the Company obtained an additional noncancelable operating lease for about 6,000 square feet of laboratory space in the same corporate center at an initial rental rate at $22.00 per square foot. As a result of the additional space, both leases will expire June 2022, with an option to renew for an additional five-year term. Both leases include a common area maintenance expense for $3.00 per square foot with an increase of 3% on the first month of each calendar year during the lease term and a management fee of 3% of the base rent. The Company is obligated to pay, on a pro-rata basis, real estate taxes and operating costs related to the premises.

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

In 2018, the company received a lease incentive for the buildout of 420 Bedford Street in Lexington, MA. The Company was given an allowance for $165 on behalf of the lessor for construction of office space. Management recognizes

PMV Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

this allowance as a lease incentive in its Right-of-Use asset and straight-lines the allowance throughout the term of the lease.  As of June 30, 2021, the remaining rent incentive pertaining to the Lexington, MA lease totaled $83.

In January 2021, the Company signed a lease for 50,581 square feet of office and laboratory space at One Research Way in Princeton, New Jersey.  The Company intends to complete the relocation of their headquarters from Cranbury, NJ to One Research Way in Princeton NJ in early 2022. That lease term extends through 2032, has a five-year extension option, and is intended to replace our two existing facilities and the space is expected to become the Company’s future headquarters. Payment under this lease will total $19.6 million through May 2032. The Company received a lease incentive of $4.1 million from the lessor for a buildout of laboratory, vivarium, and office space, to be reimbursed to the Company in 2021 and 2022. Management estimated the timing and amounts of reimbursements and included them as a reduction of lease payments when initially measuring the lease liability and right-of-use asset upon commencement.  As of June 30, 2021, no reimbursements were received.

The components of lease cost for the three and six months ended June 30, 2021 are as follows:

(in thousands)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Operating lease cost	$511	$668
Variable lease cost	192	311
Total lease cost	$703	$979

Amounts reported in the consolidated balance sheets for leases where the Company is the lessee as of June 30, 2021 were as follows, in thousands:

Operating Leases:	Six Months Ended June 6/30/2021
Right-of-use assets, operating leases	$10,763

Operating lease liabilities, current	$677
Operating lease liabilities, non-current	10,559
Total operating lease liabilities	$11,235

Weighted-average remaining lease term (years)	10.23
Weighted-average discount rate	5.75%

Other information related to leases for the six months ended June 30, 2021 is as follows, in thousands:

Cash paid for amounts included in the measurement of lease liabilities	$354
Leased assets obtained in exchange for new operating lease liabilities	10,314

Future minimum lease payments, net of reimbursements, remaining as of June 30, 2021 under operating leases by fiscal year were as follows, in thousands:

Fiscal year
2021	$(83)
2022	(2,164)
2023	1,833
2024	1,814
2025	1,869
Thereafter	13,402
Total minimum lease payments	$16,671
Less: Amounts representing imputed interest	(5,436)
Present value of lease liabilities	$11,235

PMV Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

Rent expense recorded during the three months ended June 30, 2021 and 2020 was $531 and $140, respectively. Rent expense recorded during the six months ended June 30, 2021 and 2020 was $668 and $326, respectively.

The company currently subleases the office space at 420 Bedford Street in Lexington, MA to another company.  This sublease agreement expires in August, 2023.  In April 2021, the company entered into a sublease agreement with the previous tenants of the office space at 1 Research Way in Princeton, NJ, to begin April 2021 and end June 2021. As of June 30, 2021, sublease income for the Company was $85 and $60 for the three and six months ended, respectively.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities.  The Company accrues a liability for such matters when future expenditures are probable and such expenditures can be reasonably estimated.

Commitments

At June 30, 2021, there were no purchase commitments with third-party suppliers.

7. Stockholders’ Equity

The Company is authorized to issue up to 1,000,000,000 shares of common stock with a par value of $0.00001 per share and 5,000,000 shares of preferred stock with a par value of $0.00001 per share. At June 30, 2021 and December 31, 2020, there were 45,213,567 and 44,777,818 shares of common stock issued and outstanding, respectively, and no shares of preferred stock issued and outstanding.

Common stockholders are entitled to receive dividends if and when declared by the board of directors subject to the rights of any preferred stockholders.  As of June 30, 2021, no dividends on common stock had been declared by the Company.

8. Stock Plan

2020 Equity Incentive Plan

The 2020 Equity Incentive Plan (the “2020 Plan”) was approved by the board of directors on September 24, 2020.  The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares of common stock initially reserved for issuance under the 2020 Plan is 4,406,374, which shall be increased, upon approval by the board of directors, on January 1, 2021 and each January 1 thereafter, in an amount equal to the least of (i) 4,406,374 shares of common stock, (ii) five percent (5%) of the outstanding common stock on the immediately preceding December 31, or (iii) such number of common stock determined by the board of directors no later than the immediately preceding December 31.  For 2021, the board of directors exercised its discretion under clause (iii) to increase the number of shares of common stock reserved for issuance under the 2020 Plan by a lesser amount of 1,343,334 shares, effective as of January 1, 2021. As of June 30, 2021, there were 3,696,692 shares available for issuance under the 2020 Plan.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was approved by the board of directors on September 24, 2020.  A total of 400,572 shares of common stock were initially reserved for issuance under this plan, which shall be increased, upon approval by the board of directors, on January 1, 2021 to the lesser of (i) 801,504 shares of common stock, (ii) 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the board of directors or any of its committees no later than the last day of the immediately preceding fiscal year.  On May 20, 2021, employees exercised their right to purchase 36,586 shares under the 2020 ESPP.  As of June 30, 2021, 36,586 shares are issued or outstanding under the 2020 ESPP.

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

Stock-Based Compensation

This table summarizes option activity for the six-month period ended June 30, 2021:

		Options Outstanding
				Weighted-
			Weighted	Average	Aggregate
	Shares		Average	Remaining	Intrinsic
	Available	Number of	Exercise	Contractual Life	Value
	for Grant	Options	Price	(in years)	(in 000s)
Balances, December 31, 2020	4,609,725	4,090,970	$3.14	7.13	$238,792
Options retired under 2013 Equity Plan	(237,542)	—
Options granted	(703,274)	703,274	$30.03
Options forfeited / cancelled	27,783	(27,783)	$3.87
Options exercised	—	(399,163)	$2.15
Balances June 30, 2021 (unaudited)	3,696,692	4,367,298	$7.55	7.21	$116,310

At June 30, 2021
Vested and expected to vest		4,367,298	$7.55	7.21	$116,310
Exercisable		2,524,025	$2.42	5.91	$80,106

At June 30, 2021, the total compensation cost related to nonvested awards not yet recognized is $17,526. The weighted-average period over which the nonvested awards is expected to be recognized is 3.4 years.

The Company estimated the fair value of the options using the Black-Scholes options valuation model. The fair value of the options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value was estimated using the following assumptions:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2021	2020
Risk-free interest rate	0.35% - 1.22%	0.31% - 1.51%
Expected life (in years)	5.50 - 6.43	4.92 - 6.40
Dividend yield	0%	0%
Expected volatility	79.00% - 79.90%	70.70% - 77.60%

The weighted average assumptions used to estimate the fair value of stock options granted and stock purchase rights under the ESPP are as follows:

Six Months Ended
30-Jun-21
Risk-free interest rate	0.02%
Expected life (in years)	0.5
Dividend yield	0%
Expected volatility	79.00%

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

Stock-based compensation expense recorded under ASC 718 related to stock options granted was allocated to research and development and general and administrative expense as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Research and development	$282	$178	$533	$320
General and administrative	868	205	1,244	359
Total stock-based compensation	$1,150	$383	$1,777	$679

9. Income Taxes

During the three months ended June 30, 2021 and 2020 and the six months ended June 30, 2021 and 2020, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

10. Net Loss per Share

The Company’s convertible preferred stock does not participate in losses.  The Company excluded all outstanding stock options and restricted stock awards at each period end from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021 (unaudited)	June 30, 2020 (unaudited)	June 30, 2021 (unaudited)	June 30, 2020 (unaudited)
Net loss	$(12,874)	$(7,967)	$(24,476)	$(15,221)
Weighted-average number of shares - basic and diluted	45,070,104	3,046,200	44,928,518	3,046,200
Net loss per share - basic and diluted	$(0.29)	$(2.62)	(0.54)	(5.00)

11. Related Parties

The Company has consulting agreements with two members of the board of directors. The total of consulting fees paid in each of the three months ended June 30, 2021 and 2020 were $28.  The total of consulting fees paid in each of the six months ended June 30, 2021 and 2020 were $56.  In May of 2021, the two members of the board of directors were awarded 5,781 options of company stock each, as per their updated Scientific Advisory Board agreements.  There were no amounts owed under the consulting agreement at June 30, 2021 or December 31, 2020.

During the fiscal year ended December 31, 2020, an investor provided $65 of financial consulting services to the Company. The Company has paid the entirety of the fees as of December 31, 2020.  No amounts were paid or owed to the investors in the six months ended June 30, 2021.

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

Overview

We are a clinical-stage oncology company pioneering the discovery and development of small molecule, tumor agnostic therapies designed to target p53 mutations. p53 is a well-defined tumor suppressor protein known as the “guardian of the genome,” and normal, or wild-type, p53 has the ability to eliminate cancer cells. However, mutant p53 proteins can be misfolded and lose their wild-type tumor suppressing function. These p53 mutations are found in approximately half of all cancers. The field of p53 biology was established by our co-founder Dr. Arnold Levine when he discovered the p53 protein in 1979. We have leveraged more than four decades of research experience and developed unique insights into p53 to create a precision oncology platform designed to generate selective, small molecule, tumor-agnostic therapies that structurally correct specific mutant p53 proteins to restore their wild-type function. We are deploying our precision oncology platform to target the top ten most frequent, or hotspot, p53 mutations that are collectively associated with approximately 10-15% of all cancers.

Since our formation in March 2013, we have devoted substantially all of our time and efforts to performing research and development activities and raising capital. We are not profitable and have incurred losses in each year since our inception. Our net losses were $34.4 million and $25.3 million for the years ended December 31, 2020 and 2019, respectively.  During the three and six months ended June 30, 2021, the Company incurred a net loss of $12.9 million and $24.5 million, respectively. As of June 30, 2021, we had an accumulated deficit of $134.4 million. We do not currently have any product candidates approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We initiated a Phase 1/2 clinical trial in October 2020 for our lead product candidate, PC14586. In October 2020, we were granted FDA Fast Track Designation of PC14586 for the treatment of patients with locally advanced or metastatic solid tumors that have a p53 Y220C mutation. We dosed our first patient in this clinical trial in the fourth quarter of 2020. We expect that our operating expenses will increase significantly as we advance our product candidates through preclinical and clinical development, seek regulatory approval and prepare for and, if approved, proceed to commercialization; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. In addition, we have incurred, and will continue to incur additional costs associated with operating as a public company and expect to continue to incur significant losses for the foreseeable future.

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

Results of Operations

Comparison of the Three Months ended June 30, 2021 and 2020

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,
Statement of operations data:	2021	2020	Change
	(unaudited)	(unaudited)
Operating expenses:
Research and development	$7,664	$5,804	$1,860
General and administrative	5,386	2,281	3,105

Total operating expenses	13,050	8,085	4,965

Loss from operations	(13,050)	(8,085)	(4,965)
Other income (expense):
Interest income, net	113	157	(44)
Other income (expense)	63	(39)	102

Total other income	176	118	58

Loss before provision for income taxes	(12,874)	(7,967)	(4,907)
Provision for income taxes	—	—	—

Net loss	$(12,874)	$(7,967)	$(4,907)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Three Months Ended June 30,
Statement of operations data:	2021	2020	Change
Research	$2,180	$1,560	$620
Development	3,484	2,204	1,280
Personnel related	1,718	1,862	(144)
Stock-based compensation	282	178	104

Total	$7,664	$5,804	$1,860

Research and development expenses were $7.7 million for the three months ended June 30, 2021, compared to $5.8 million for the three months ended June 30, 2020. The increase of $1.9 million was primarily due to the following:

•	$0.6 million increase in research expenses, largely driven by increased contractual research organization costs focused on discovery research;
•	$1.3 million increase in development expenses associated with advancing our lead product candidate, PC14586, through the Phase 1/2 clinical trial; and
•

$0.1 million decrease in expenses for personnel related costs and stock-based compensation, is primarily driven by the use of a $0.2 million payroll tax credit offset by an increased headcount for developing PC14586.

General and Administrative Expenses

General and administrative expenses were $5.4 million for the three months ended June 30, 2021, compared to $2.3 million for the three months ended June 30, 2020. The increase of $3.1 million was primarily due to the following:

•	$1.6 million increase in personnel and office related expense due to increased headcount to build out general and administrative infrastructure; and
•

$0.4 million increase in finance and legal support, along with a $0.6 million increase for directors and officers insurance, and a $0.5 million increase due to facility related costs for the new office building in Princeton, NJ.

Interest Income, Net

Interest income, net primarily consists of interest income from our interest-bearing cash, cash equivalents and marketable securities and interest costs related to amortization of premiums and discounts on marketable securities. Interest income, net was $0.1 million for the three months ended June 30, 2021 compared to $0.2 million for the three months ended June 30, 2020. The decrease of $0.1 million is driven by decreased income from cash investments in marketable securities and U.S treasuries during the three months ended June 30, 2021.

Comparison of the Six Months ended June 30, 2021 and 2020

The following table summarizes our results of operations (in thousands):

	Six Months Ended June,
Statement of operations data:	2021	2020	Change
Operating expenses:
Research and development	$15,163	$11,760	$3,403
General and administrative	9,560	3,979	5,581

Total operating expenses	24,723	15,739	8,984

Loss from operations	(24,723)	(15,739)	(8,984)
Other income (expense):
Interest income, net	241	563	(322)
Other income (expense)	11	(43)	54

Total other income	252	520	(268)

Loss before provision for income taxes	(24,472)	(15,219)	(9,253)
Provision for income taxes	4	2	2

Net loss	$(24,476)	$(15,221)	$(9,255)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Six Months Ended June 30,
Statement of operations data:	2021	2020	Change
Research	$4,631	$3,207	$1,424
Development	6,374	4,593	1,781
Personnel related	3,625	3,640	(15)
Stock-based compensation	533	320	213

Total	$15,163	$11,760	$3,403

Research and development expenses were $15.2 million for the six months ended June 30, 2021, compared to $11.8 million for the six months ended June 30, 2020. The increase of $3.4 million was primarily due to the following:

•	$1.4 million increase in research expenses, largely driven by increased contractual research organization costs focused on discovery research;
•	$1.8 million increase in development expenses associate with advancing our lead product candidate, PC14586, through the Phase 1/2 clinical trial; and
•	$0.2 million increase in expenses for personnel related costs and stock-based compensation, primarily driven by the rise in the Company’s stock value subsequent the IPO in September 2020.

General and Administrative Expenses

General and administrative expenses were $9.6 million for the six months ended June 30, 2021, compared to $4.0 million for the six months ended June 30, 2020. The increase of $5.6 million was primarily due to the following:

•	$2.9 million increase in personnel and office related expense due to increased headcount to build out general and administrative infrastructure; and
•

$1.0 million increase in finance and legal support, along with a $1.2 million increase for directors and officers insurance, and a $0.5 million increase due to facility related costs for the new office building in Princeton, NJ.

Interest Income, Net

Interest income, net primarily consists of interest income from our interest-bearing cash, cash equivalents and marketable securities and interest costs related to amortization of premiums and discounts on marketable securities. Interest income, net was $0.2 million for the six months ended June 30, 2021 compared to $0.6 million for the six months ended June 30, 2020. The decrease of $0.4 million is driven by decreased income from cash investments in marketable securities and U.S treasuries during the six months ended June 30, 2021.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from any product sales or any other sources and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. As of June 30, 2021, we had cash, cash equivalents, and restricted cash of $190.2 million, short-term marketable securities of $128.9 million, long-term marketable securities of $20.6 million, and an accumulated deficit of $134.4 million. We have financed our operations primarily through issuances of our convertible preferred and common stock. In 2019, we sold an aggregate of 5,469,606 shares of our Series C convertible preferred stock to accredited investors, generating gross proceeds of $61.9 million. In July 2020, we sold an aggregate of 5,321,864 shares of our Series D convertible preferred stock to accredited investors, generating gross proceeds of $70.0 million. In September 2020, we completed an IPO of 13,529,750 shares of our common stock, which includes the exercise in full by the underwriters of their option to purchase 1,764,750 additional shares of common stock, at a public offering price of $18.00 per share for aggregate gross proceeds of $243.5 million.  We received $223.2 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us.

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

Due to our significant research and development expenditures, we have generated substantial operating losses in each period since inception. We have incurred an accumulated deficit of $134.4 million through June 30, 2021. We expect to incur substantial additional losses in the future as we expand our research and development activities. Based on our research and development plans, we expect that our cash, cash equivalents and marketable securities as of June 30, 2021 will be sufficient to fund our operations at least through 2023.

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

Cash Flows

The following table summarizes our cash flows for the period indicated (in thousands):

	Six Months Ended June 30,
	2021	2020
	(unaudited)	(unaudited)
Cash used in operating activities	$(22,145)	$(15,034)
Cash (used in) provided by investing activities	(150,450)	19,931
Cash (used in) provided by financing activities	1,418	(124)

Net increase in cash, cash equivalents, and restricted cash	$(171,177)	$4,773

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021, was $22.1 million, which consisted primarily of net loss of $24.5 million partially offset by non-cash charges of $2.6 million.  Changes in our net operating assets decreased operating cash by $0.2 million.  The non-cash charges primarily consisted of stock-based compensation of $1.8 million, depreciation and amortization of $0.5 million, and non-cash lease expense of $0.3 million. The change in our net operating assets and liabilities was primarily due to an increase in prepaid expenses and other assets, a decrease in accrued expenses, and an increase in outstanding payables.

Net cash used in operating activities for the six months ended June 30, 2020, was $15.0 million, which consisted primarily of net loss of $15.2 million partially offset by non-cash charges of $1.1 million, and a net change of $0.9 million in our net operating assets. The non-cash charges primarily consisted of stock-based compensation of $0.7 million and depreciation and amortization expense of $0.3 million. The change in our net operating assets and liabilities was primarily due to an increase in amounts owed to vendors in 2020.

Investing Activities

Our investing activities used $150.4 million of cash during the six months ended June 30, 2021, which consisted primarily of purchases of marketable securities of $185.2 million, along with purchase of property and equipment of $0.6 million partially offset by maturities of marketable securities of $35.4 million.

Our investing activities generated $19.9 million of cash during the six months ended June 30, 2020, which consisted primarily of purchases of marketable securities of $14.6 million, partially offset by maturities in our marketable securities of $34.6 million.  We also had purchases of property and equipment of $0.1 million.

Financing Activities

Our financing activities provided $1.4 million of cash during the six months ended June 30, 2021, which consisted primarily of proceeds from the exercise of stock options.

Our financing activities generated a decrease of $0.1 million in cash, cash equivalents, and restricted cash for the six months ended June 30, 2020, primarily comprising of payment of deferred offering costs.

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

We believe that the accounting policies described below involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of our operations. During the six month period ended June 30, 2021, there were no material changes to our critical accounting policies from those described in our audited financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the SEC on March 3, 2021, except as noted below.

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

JOBS Act Accounting Election

We are an emerging growth company (or “EGC”), as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or JOBS Act, enacted in April 2012. For as long as we continue to be an EGC, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not EGCs, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an EGC until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, or (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period. Based on our common share market value at June 30, 2021, we expect to lose our EGC status on December 31, 2021 and qualify as a large accelerated filer and, as a result, may be subject to increased disclosure and governance requirements.

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

We had cash and cash equivalents of $189.4 million as of June 30, 2021, which consists of interest-bearing U.S. treasury securities, money market funds and corporate debt securities. Our exposure due to changes in interest rates is not material due to the nature and amount of our money-market funds and short-term marketable securities.

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

We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

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

Item 1A. Risk Factors.

Other than as disclosed below, there have been no material changes to the Company’s risk factors as set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, each as filed with the SEC. You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 3, 2021, and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, as filed with the SEC on May 14, 2021.

Risks Related to Regulatory Process and Other Legal Compliance Matters

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including for 35 days beginning on December 22, 2018, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of foreign manufacturing facilities and routine surveillance inspections of domestic manufacturing facilities in 2020. In May 2021, the FDA issued an updated guidance on manufacturing, supply chain, and drug and biological product inspections, indicating that it intends to continue using other tools and approaches where possible for pre-approval inspections, and that it will continue to conduct “mission-critical” inspections on a case-by-case basis, or, where possible to do so safely, resume prioritized domestic inspections, such as pre-approval and surveillance inspections. While the FDA indicated that it will consider alternative methods for inspections and could exercise discretion on a case-by-case basis to approve products based on a desk review, if a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities in a timely manner, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

There have been legislative and judicial efforts to repeal, replace, or change some or all of the ACA, including judicial challenges in the Fifth Circuit Court and the United States Supreme Court. While Congress has not passed repeal legislation to date, the Tax Cuts and Jobs Act, or Tax Act, repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a federal district court in Texas ruled the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. It is unclear how this Supreme Court decision, future litigation, or healthcare measures promulgated by the Biden administration will impact our business, financial condition and results of operations. In January 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in a material adverse effect on our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Other legislative changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2030, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through the end of 2021, unless additional Congressional action is taken.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, for example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. In 2020, under the Trump administration, HHS and CMS issued various rules that are expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules. In January 2021, the Biden administration issued a “regulatory freeze” memorandum that directs department and agency heads to review new or pending rules of the prior administration. It is unclear whether these new regulations will be withdrawn or when they will become fully effective under the Biden administration. The impact of these lawsuits as well as legislative, executive, and administrative actions of the Biden administration on us, our ability to generate revenue and achieve profitability, and the pharmaceutical industry as a whole is unclear. Further, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business.

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

•

the federal Physician Payment Sunshine Act, created under the ACA and its implementing regulations, which require applicable manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to HHS information related to payments or other transfers of value made to covered recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians, as defined by law, and their immediate family members. Effective January 1, 2022, for data reported in 2022, these reporting obligations with respect to covered recipients are extended to include payments and transfers of value made during the previous year to certain non-physician providers, such as physician assistants and nurse practitioners;

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

Risks Related to Ownership of Our Common Stock

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

Based on our June 30, 2021 market capitalization, we expect that we will cease to be an emerging growth company on December 31, 2021, and will no longer be eligible for reduced disclosure requirements and exemptions applicable to emerging growth companies. We expect that our loss of emerging growth company status will require additional attention from management and will result in increased costs to us, which could include higher legal fees, accounting fees and fees associated with investor relations activities, among others.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39539	3.1	September 29, 2020

3.2	Restated Bylaws of the Registrant	8-K	001-39539	3.2	September 29, 2020

4.1	Amended and Restated Investors’ Rights Agreement, dated July 17, 2020, by and among the Registrant and certain of its stockholders.	S-1	33-248627	4.1	September 4, 2020

4.2	Specimen common stock certificate	S-1/A	333-248627	4.2	September 21, 2020

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-248627	10.1	September 4, 2020

10.2*	2013 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1/A	333-248627	10.2	September 21, 2020

10.3*	2020 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-248627	10.3	September 21, 2020

10.4*	2020 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	333-248627	10.4	September 21, 2020

10.5*	Employment Offer Letter, dated August 17, 2020, by and between the Registrant and David H. Mack, Ph.D.	S-1	333-248627	10.5	September 4, 2020

10.6*	Employment Offer Letter, dated August 17, 2020, by and between the Registrant and Winston Kung.	S-1	333-248627	10.6	September 4, 2020

10.7*	Employment Offer Letter, dated August 18, 2020, by and between the Registrant and Leila Alland, M.D.	S-1	333-248627	10.7	September 4, 2020

10.8*	Employment Offer Letter, dated August 18, 2020, by and between the Registrant and Deepika Jalota, Pharm.D.	S-1	333-248627	10.8	September 4, 2020

10.9*	Employee Incentive Compensation Plan.	S-1	333-248627	10.9	September 4, 2020

10.10*	Change in Control and Severance Policy.	S-1	333-248627	10.10	September 4, 2020

10.11*	Amended and Restated Change in Control and Severance Policy Participation Agreement, dated August 17, 2020, by and between the Registrant and David H. Mack, Ph.D.	S-1	333-248627	10.11	September 4, 2020

10.12*	Amended and Restated Change in Control and Severance Policy Participation Agreement, dated August 17, 2020, by and between the Registrant and Winston Kung.	S-1	333-248627	10.12	September 4, 2020

10.13*	Amended and Restated Change in Control and Severance Policy Participation Agreement, dated August 18, 2020, by and between the Registrant and Leila Alland, M.D.	S-1	333-248627	10.13	September 4, 2020

10.14*	Amended and Restated Change in Control and Severance Policy Participation Agreement, dated August 18, 2020, by and between the Registrant and Deepika Jalota, Pharm.D.	S-1	333-248627	10.14	September 4, 2020

10.15*	Outside Director Compensation Policy.	S-1/A	333-248627	10.15	September 21, 2020

10.16*	Consulting Agreement, dated January 1, 2016, by and between the Registrant and Arnold Levine, Ph.D.	S-1	333-248627	10.16	September 4, 2020

10.17*	Consulting Agreement, dated July 14, 2017, by and between the Registrant and Richard Heyman, Ph.D.	S-1	333-248627	10.17	September 4, 2020

10.18	Lease Agreement, dated March 3, 2015, by and between the Registrant and Cedar Brook 2005, LP, as amended by the First Amendment to Lease dated April 24, 2017.	S-1	333-248627	10.18	September 4, 2020

10.19	Lease Agreement, dated January 8, 2021, by and between the Registrant and BMR-ONE RESEARCH WAY LLC.	10-K	001-39539	10.19	March 3, 2021

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE 104	Inline XBRL Taxonomy Extension Presentation Linkbase Document Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates management contract or compensatory plan.
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

PMV Pharmaceuticals, Inc.

Date: August 13, 2021	By:	/s/ David H. Mack
David H. Mack, Ph.D.
President, Chief Executive Officer, and Director
(Principal Executive Officer)

PMV Pharmaceuticals, Inc.

Date: August 13, 2021	By:	/s/ Winston Kung
Winston Kung
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)