Form 10-Q
period 2021-09-30
PMV Pharmaceuticals, Inc.
filed 2021-11-12
CIK 1699382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of November 10, 2021, the registrant had 45,380,354 shares of common stock, $0.00001 par value per share, outstanding.

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
•

the initiation, timing, progress and results of our research and development programs, preclinical studies, clinical trials and, investigational new drug application (“IND”) and other regulatory submissions;

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited).

PMV Pharmaceuticals, Inc.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	September 30, 2021 (unaudited)	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$176,641	$361,422
Restricted cash	822	—
Marketable securities, current	131,010	—
Prepaid expenses and other current assets	5,082	3,339
Total current assets	313,555	364,761
Property and equipment, net	1,394	569
Marketable securities, noncurrent	18,601	—
Right-of-use assets, operating leases	10,410	—
Other assets	218	201
Total assets	$344,178	$365,531
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,278	$1,607
Accrued expenses	6,740	4,803
Operating lease liability, current	545	—
Total current liabilities	8,563	6,410
Operating lease liability, noncurrent	10,667	—
Total liabilities	19,230	6,410
Stockholders’ equity:
Preferred stock, $0.00001 par value, 5,000,000 shares authorized at September 30, 2021 (unaudited) and December 31, 2020. No shares issued or outstanding at September 30, 2021 (unaudited) and December 31, 2020.	—	—
Common stock, $0.00001 par value, 1,000,000,000 shares authorized; 45,352,207 and 44,777,818 shares issued and outstanding at September 30, 2021 (unaudited) and December 31, 2020, respectively.	—	—
Additional paid-in capital	474,301	469,001
Accumulated deficit	(149,367)	(109,880)
Accumulated other comprehensive income	14	—
Total stockholders’ equity	324,948	359,121
Total liabilities and stockholders’ equity	$344,178	$365,531

The accompanying notes are an integral part of these unaudited condensed financial statements.

PMV Pharmaceuticals, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$9,162	$5,992	$24,326	$17,752
General and administrative	5,935	2,709	15,495	6,689
Total operating expenses	15,097	8,701	39,821	24,441
Loss from operations	(15,097)	(8,701)	(39,821)	(24,441)
Other income (expense):
Interest income, net	102	40	343	603
Other income (expense)	3	(100)	14	(143)
Total other income (expense)	105	(60)	357	460
Loss before provision for income taxes	(14,992)	(8,761)	(39,464)	(23,981)
Provision for income taxes	19	3	23	5
Net loss	(15,011)	(8,764)	(39,487)	(23,986)
Unrealized gains (loss) on marketable securities, net of tax	7	(5)	14	3
Comprehensive loss	$(15,004)	$(8,769)	$(39,473)	$(23,983)

Net loss per share -- basic and diluted	$(0.33)	$(1.46)	$(0.88)	$(5.93)
Weighted-average common shares outstanding	45,295,232	6,022,457	45,052,100	4,045,527

The accompanying notes are an integral part of these unaudited condensed financial statements.

PMV Pharmaceuticals, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(unaudited)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2019	22,866,246	$168,933	3,046,200	$—	$4,969	$(3)	$(75,440)	$(70,474)
Stock-based compensation expense	—	—	—	—	296	—	—	296
Net loss	—	—	—	—	—	—	(7,255)	(7,255)
Unrealized loss on available for sale investments	—	—	—	—	—	(80)	—	(80)
Balance at March 31, 2020	22,866,246	$168,933	3,046,200	$—	$5,265	$(83)	$(82,695)	$(77,513)
Stock-based compensation expense	—	—	—	—	383	—	—	383
Net loss	—	—	—	—	—	—	(7,967)	(7,967)
Unrealized gain on available for sale investments	—	—	—	—	—	88	—	88
Balance at June 30, 2020	22,866,246	$168,933	3,046,200	$—	$5,648	$5	$(90,662)	$(85,009)
Issuance of Series D convertible preferred stock, net of issuance costs of $210	5,321,864	69,790	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock	(28,188,110)	(238,723)	28,188,110	—	238,723	—	—	238,723
Exercise of warrants	—	—	9,688	—	194	—	—	194
Issuance of common stock, net of issuance costs of $20,374	—	—	13,529,750	—	223,161	—	—	223,161
Stock-based compensation expense	—	—	—	—	670	—	—	670
Net loss	—	—	—	—	—	—	(8,764)	(8,764)
Unrealized loss on available for sale investments	—	—	—	—	—	(5)	—	(5)
Balance at September 30, 2020	—	$—	44,773,748	$—	$468,396	$—	$(99,426)	$368,970

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2020	—	$—	44,777,818	$—	$469,001	$—	$(109,880)	$359,121
Exercise of stock options and common stock issued under the 2020 ESPP	—	—	103,351	—	162	—	—	162
Stock-based compensation expense	—	—	—	—	627	—	—	627
Net loss	—	—	—	—	—	—	(11,602)	(11,602)
Unrealized loss on available for sale investments	—	—	—	—	—	(13)	—	(13)
Balance at March 31, 2021	—	$—	44,881,169	$—	$469,790	$(13)	$(121,482)	$348,295
Exercise of stock options and common stock issued under the 2020 ESPP	—	—	332,398	—	1,256	—	—	1,256
Stock-based compensation expense	—	—	—	—	1,150	—	—	1,150
Net loss	—	—	—	—	—	—	(12,874)	(12,874)
Unrealized gain on available for sale investments	—	—	—	—	—	20	—	20
Balance at June 30, 2021	—	$—	45,213,567	$—	$472,196	$7	$(134,356)	$337,847
Exercise of stock options and common stock issued under the 2020 ESPP	—	—	138,640	—	309	—	—	309
Stock-based compensation expense	—	—	—	—	1,796	—	—	1,796
Net loss	—	—	—	—	—	—	(15,011)	(15,011)
Unrealized loss on available for sale investments	—	—	—	—	—	7	—	7
Balance at September 30, 2021	—	$—	45,352,207	$—	$474,301	$14	$(149,367)	$324,948

The accompanying notes are an integral part of these unaudited condensed financial statements

PMV Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(39,487)	$(23,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,573	1,349
Depreciation	230	257
Amortization of premiums on marketable securities	459	152
Non-cash lease expense	644	—
Other	(17)	144
Change in operating assets and liabilities:
Prepaid expenses and other assets	(1,743)	85
Accounts payable	(385)	(2,825)
Accrued expenses	2,183	2,397
Net cash used in operating activities	(34,543)	(22,427)
Cash flows from investing activities:
Purchase of property and equipment	(1,087)	(91)
Purchase of marketable securities	(235,167)	(14,512)
Maturities of marketable securities	85,111	42,571
Net cash (used in) provided by investing activities	(151,143)	27,968
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net	—	69,790
Proceeds from the issuance of common stock, net	—	224,541
Proceeds from exercise of stock options	1,727	—
Net cash provided by financing activities	1,727	294,331
Net (decrease) increase in cash, cash equivalents, and restricted cash	(183,959)	299,872
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash - beginning of period	361,422	73,278
Cash, cash equivalents, and restricted cash - end of period	$177,463	$373,150
Supplemental disclosures of noncash investing activities
Lease incentives used for leasehold improvements	$88	$—
Supplemental disclosures of noncash financing activities
Conversion of convertible preferred stock to common stock	$—	$238,723
Conversion of warrant liability to common stock	$—	$194
Unpaid offering costs	$—	$1,380
Supplemental disclosures of cash flow information
Cash paid for income tax	$23	$5

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

The Company has incurred net losses and negative cash flows from operations since its inception. During the three and nine months ended September 30, 2021, the Company incurred a net loss of $15,011 and $39,487, respectively.  For the nine months ended September 30, 2021, the Company used $34,543 of cash for operations. At September 30, 2021, the Company had an accumulated deficit of $149,367. Cash, cash equivalents, and restricted cash at September 30, 2021 were $177,463.  Short and long term marketable securities totaled $149,611 at September 30, 2021. Management expects to incur substantial additional operating losses for the next several years and will need to obtain additional debt or equity financings in order to complete development of its products, obtain regulatory approvals, launch and commercialize its products and continue research and development programs. The Company believes it has adequate cash and cash equivalents to operate for at least the next twelve months from the date of issuance of these unaudited condensed financial statements.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the interim period reporting requirements of Form 10-Q and Article 10 of Regulation S-X. The condensed balance sheet as of September 30, 2021, the condensed statements of operations and comprehensive loss, and condensed statements of convertible preferred stock and stockholders’ (deficit) equity for the three and nine months ended September 30, 2021 and 2020, and the condensed statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited, but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The results for any interim period are not necessarily indicative of results for the year ending December 31, 2021 or for any other subsequent interim period.  The condensed balance sheet at December 31, 2020 has been derived from our audited financial statements.

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

The Company’s marketable debt securities have been classified and accounted for as available-for-sale. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term. As of September 30, 2021, the company’s long-term marketable debt securities have maturity dates no more than 2 years.  The Company’s marketable debt securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive loss in stockholders’ deficit. Premiums and discounts on marketable debt securities are amortized into earnings over the life of the security. For the three months ended September 30, 2021 and 2020, the Company recorded $127 and $6 of amortization, respectively.  For the nine months ended September 30, 2021 and 2020, the Company recorded $459 and $152 of amortization, respectively.

Restricted cash as of September 30, 2021 included a $822 deposit at the Company’s commercial bank underlying a stand-by letter of credit issued in favor of a landlord (See Note 6) and is classified in current assets.

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

3. Fair Value Measurements

The Company’s financial assets consist of money market funds, U.S. government debt securities and corporate debt securities. The following tables show the Company’s cash equivalents and available-for-sale securities’ carrying amounts and fair values at September 30, 2021 and December 31, 2020:

	As of September 30, 2021
	Carrying Amount	Fair Value	Quoted priced in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Money market funds	$37,191	$37,191	$37,191	$—	$—
Corporate securities	255,428	255,428	—	255,428	—
Government securities	31,683	31,683	—	31,683	—
Total financial assets	$324,302	$324,302	$37,191	$287,111	$—

	As of December 31, 2020
	Carrying Amount	Fair Value	Quoted Priced in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Money market funds	$240,033	$240,033	$240,033	$—	$—
Corporate securities	120,008	120,008	—	120,008	—
Total financial assets	$360,041	$360,041	$240,033	$120,008	$—

Cash Equivalents — Cash equivalents of $174,691 as of September 30, 2021 consisted of money market funds of $37,191 and corporate debt securities of $137,500. Cash equivalents of $360,041 as of December 31, 2020 consisted of money market funds of $240,033 and corporate debt securities of $120,008. Money market funds are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets, whereas corporate debt securities are classified within level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are observable for the asset or liability either directly or indirectly.

Marketable Securities — Marketable securities of $149,611 as of September 30, 2021 consisted of corporate debt securities of $117,928 and government debt securities of $31,683. There were $131,010 current marketable securities and $18,601 noncurrent marketable securities as of September 30, 2021.  There were no marketable securities as of December 31, 2020.

4. Property and Equipment, Net

	September 30, 2021	December 31, 2020
Machinery & equipment	$2,261	$1,989
Computers	8	8
Furniture & fixtures	9	9
Leasehold improvements	161	73
Assets not placed in service	746	51
Total property and equipment	3,185	2,130
Less: Accumulated depreciation	(1,791)	(1,561)
Property and equipment, net	$1,394	$569

Depreciation expense for the three months ended September 30, 2021 and 2020 was $80 and $75, respectively. Depreciation expense for the nine months ended September 30, 2021 and 2020 was $230 and $257, respectively.

5. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2021	December 31, 2020
Accrued compensation	$2,882	$3,109
Accrued legal and professional services	214	—
Accrued research and development costs	3,554	1,595
Other accrued liabilities	90	99
Total	$6,740	$4,803

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

In 2018, the company received a lease incentive for the buildout of 420 Bedford Street in Lexington, MA. The Company was given an allowance for $165 on behalf of the lessor for construction of office space. Management recognizes this allowance as a lease incentive in its Right-of-Use asset and straight-lines the allowance throughout the term of the lease.  As of September 30, 2021, the remaining rent incentive pertaining to the Lexington, MA lease totaled $73.

In January 2021, the Company signed a lease for 50,581 square feet of office and laboratory space at One Research Way in Princeton, New Jersey.  The Company intends to complete the relocation of their headquarters from Cranbury, NJ to One Research Way in Princeton NJ in early 2022. That lease term extends through 2032, has a five-year extension option, and is intended to replace our two existing facilities and the space is expected to become the Company’s future headquarters. Payment under this lease will total $19.6 million through May 2032. The Company received a lease incentive of $4.1 million from the lessor for a buildout of laboratory, vivarium, and office space, to be reimbursed to the Company in 2021 and 2022. Management estimated the timing and amounts of reimbursements and included them as a reduction of lease payments when initially measuring the lease liability and right-of-use asset upon commencement.  As of September 30, 2021, no reimbursements were received.

The components of lease cost for the three and nine months ended September 30, 2021 are as follows:

(in thousands)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Operating lease cost	$511	$1,180
Variable lease cost	158	470
Total lease cost	$669	$1,650

Amounts reported in the balance sheet for leases where the Company is the lessee as of September 30, 2021 were as follows, in thousands:

Operating Leases:	Nine Months Ended September 30, 2021
Right-of-use assets, operating leases	$10,410

Operating lease liabilities, current	$545
Operating lease liabilities, non-current	10,667
Total operating lease liabilities	$11,212

Weighted-average remaining lease term (years)	10.12
Weighted-average discount rate	5.75%

Other information related to leases for the nine months ended September 30, 2021 is as follows, in thousands:

Cash paid for amounts included in the measurement of lease liabilities	$535
Leased assets obtained in exchange for new operating lease liabilities	10,314

Future minimum lease payments, net of reimbursements, remaining as of September 30, 2021 under operating leases by fiscal year were as follows, in thousands:

Fiscal year
2021	$(264)
2022	(2,164)
2023	1,833
2024	1,814
2025	1,869
Thereafter	13,402
Total minimum lease payments	$16,490
Less: Amounts representing imputed interest	(5,278)
Present value of lease liabilities	$11,212

Rent expense recorded during the three months ended September 30, 2021 and 2020 was $511 and $118, respectively. Rent expense recorded during the nine months ended September 30, 2021 and 2020 was $1,180 and $444, respectively.

The company currently subleases the office space at 420 Bedford Street in Lexington, MA to another company.  This sublease agreement expires in August, 2023.  In April 2021, the company entered into a sublease agreement with the previous tenants of the office space at One Research Way in Princeton, NJ, to begin April 2021 and end July 2021. As of September 30, 2021, sublease income for the Company was $29 and $89 for the three and nine months ended, respectively.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities.  The Company accrues a liability for such matters when future expenditures are probable and such expenditures can be reasonably estimated.

Commitments

At September 30, 2021, there were no purchase commitments with third-party suppliers.

7. Stockholders’ Equity

The Company is authorized to issue up to 1,000,000,000 shares of common stock with a par value of $0.00001 per share and 5,000,000 shares of preferred stock with a par value of $0.00001 per share. At September 30, 2021 and December 31, 2020, there were 45,352,207 and 44,777,818 shares of common stock issued and outstanding, respectively, and no shares of preferred stock issued and outstanding.

Common stockholders are entitled to receive dividends if and when declared by the board of directors subject to the rights of any preferred stockholders.  As of September 30, 2021, no dividends on common stock had been declared by the Company.

8. Stock Plan

2020 Equity Incentive Plan

The 2020 Equity Incentive Plan (the “2020 Plan”) was approved by the board of directors on September 24, 2020.  The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares of common stock initially reserved for issuance under the 2020 Plan is 4,406,374, which shall be increased, upon approval by the board of directors, on January 1, 2021 and each January 1 thereafter, in an amount equal to the least of (i) 4,406,374 shares of common stock, (ii) five percent (5%) of the outstanding common stock on the immediately preceding December 31, or (iii) such number of common stock determined by the board of directors no later than the immediately preceding December 31.  For 2021, the board of directors exercised its discretion under clause (iii) to increase the number of shares of common stock reserved for issuance under the 2020 Plan by a lesser amount of 1,343,334 shares, effective as of January 1, 2021. As of September 30, 2021, there were 3,699,920 shares available for issuance under the 2020 Plan.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was approved by the board of directors on September 24, 2020.  A total of 400,572 shares of common stock were initially reserved for issuance under this plan, which shall be increased, upon approval by the board of directors, on January 1, 2021 and each January 1 thereafter, to the lesser of (i) 801,504 shares of common stock, (ii) 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the board of directors or any of its committees no later than the last day of the immediately preceding fiscal year.  For 2021, the 2020 ESPP reserved shares were increased under clause (ii) by 447,778 shares, effective as of January 1, 2021. On May 20, 2021, employees exercised their right to purchase 36,586 shares under the 2020 ESPP.  As of September 30, 2021, 36,586 shares are issued or outstanding, and there were 811,944 shares available for issuance, under the 2020 ESPP.

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

Stock-Based Compensation

The following table summarizes option activity for the nine-month period ended September 30, 2021:

		Options Outstanding
				Weighted-
			Weighted	Average	Aggregate
	Shares		Average	Remaining	Intrinsic
	Available	Number of	Exercise	Contractual Life	Value
	for Grant	Options	Price	(in years)	(in 000s)
Balances, December 31, 2020	4,609,725	4,090,970	$3.14	7.13	$238,792
Options retired under 2013 Equity Plan	(237,542)	—
Options granted	(715,380)	715,380	$30.03
Options forfeited / cancelled	43,117	(43,117)	$6.77
Options exercised	—	(537,803)	$2.17
Balances September 30, 2021	3,699,920	4,225,430	$7.78	7.00	$94,079
At September 30, 2021
Vested and expected to vest		4,225,430	$7.78	7.00	$94,079
Exercisable		2,574,442	$2.91	5.84	$69,247

At September 30, 2021, the total compensation cost related to nonvested awards not yet recognized is $15,952. The weighted-average period over which the nonvested awards is expected to be recognized is 3.2 years.

The Company estimated the fair value of the options using the Black-Scholes options valuation model. The fair value of the options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value was estimated using the following assumptions:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2021	2020
Risk-free interest rate	0.35% - 1.22%	0.31% - 1.51%
Expected life (in years)	5.50 - 6.43	4.92 - 6.40
Dividend yield	0%	0%
Expected volatility	79.00-79.90%	70.70% - 77.60%

The weighted average assumptions used to estimate the fair value of stock purchase rights under the ESPP are as follows:

Nine Months Ended
September 30,
2021
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

Stock-based compensation expense recorded under ASC 718 related to stock options granted was allocated to research and development and general and administrative expense as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Research and development	$449	$288	$983	$607
General and administrative	1,347	382	2,590	742
Total stock-based compensation	$1,796	$670	$3,573	$1,349

9. Income Taxes

During the three months ended September 30, 2021 and 2020 and the nine months ended September 30, 2021 and 2020, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

10. Net Loss per Share

The Company’s convertible preferred stock does not participate in losses.  The Company excluded all outstanding stock options and restricted stock awards at each period end from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net loss	$(15,011)	$(8,764)	$(39,487)	$(23,986)
Weighted-average number of shares - basic and diluted	45,295,232	6,022,457	45,052,100	4,045,527
Net loss per share - basic and diluted	$(0.33)	$(1.46)	(0.88)	(5.93)

11. Related Parties

The Company has consulting agreements with two members of its board of directors. The total of consulting fees paid in each of the three months ended September 30, 2021 and 2020 were $29 and $28, respectively.  The total of consulting fees paid in each of the nine months ended September 30, 2021 and 2020 were $85 and $84, respectively. In May of 2021, the two members of the board of directors were awarded 5,781 options of company stock each, as per their updated Scientific Advisory Board agreements.  There were no amounts owed under the consulting agreements at September 30, 2021 or December 31, 2020.

During the fiscal year ended December 31, 2020, an investor provided $65 of financial consulting services to the Company. The Company has paid the entirety of the fees as of December 31, 2020.  No amounts were paid or owed to the investors in the nine months ended September 30, 2021.

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

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to those set forth under the captions “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as updated by our subsequent filings under the Securities Exchange Act of 1934, as amended. Furthermore, past operating results are not necessarily indicative of results that may occur in future periods.

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

Since our formation in March 2013, we have devoted substantially all of our time and efforts to performing research and development activities and raising capital. We are not profitable and have incurred losses in each year since our inception. Our net losses were $34.4 million and $25.3 million for the years ended December 31, 2020 and 2019, respectively.  During the three and nine months ended September 30, 2021, the Company incurred a net loss of $15.0 million and $39.5 million, respectively. As of September 30, 2021, we had an accumulated deficit of $149.4 million. We do not currently have any product candidates approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We initiated a Phase 1/2 clinical trial in October 2020 for our lead product candidate, PC14586. In October 2020, we were granted FDA Fast Track Designation of PC14586 for the treatment of patients with locally advanced or metastatic solid tumors that have a p53 Y220C mutation. We dosed our first patient in this clinical trial in the fourth quarter of 2020. We expect that our operating expenses will increase significantly as we advance our product candidates through preclinical and clinical development, seek regulatory approval and prepare for and, if approved, proceed to commercialization; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. In addition, we have incurred, and will continue to incur additional costs associated with operating as a public company and expect to continue to incur significant losses for the foreseeable future.

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

Results of Operations

Comparison of the Three Months ended September 30, 2021 and 2020

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,
Statement of operations data:	2021	2020	Change
Operating expenses:
Research and development	$9,162	$5,992	$3,170
General and administrative	5,935	2,709	3,226

Total operating expenses	15,097	8,701	6,396

Loss from operations	(15,097)	(8,701)	(6,396)
Other income (expense):
Interest income, net	102	40	62
Other income (expense)	3	(100)	103

Total other income (expense)	105	(60)	165

Loss before provision for income taxes	(14,992)	(8,761)	(6,231)
Provision for income taxes	19	3	16

Net loss	$(15,011)	$(8,764)	$(6,247)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Three Months Ended September 30,
Statement of operations data:	2021	2020	Change
Research	$1,843	$2,066	$(223)
Development	5,141	1,597	3,544
Personnel related	1,729	2,041	(312)
Stock-based compensation	449	288	161
Total	$9,162	$5,992	$3,170

Research and development expenses were $9.2 million for the three months ended September 30, 2021, compared to $6.0 million for the three months ended September 30, 2020. The increase of $3.2 million was primarily due to the following:

•	$0.2 million decrease in research expenses, largely driven by decreased contractual research organization costs;
•	$3.5 million increase in development expenses associated with advancing our lead product candidate, PC14586, through the Phase 1/2 clinical trial; and
•

$0.1 million decrease in expenses for personnel related costs and stock-based compensation, is primarily driven by the use of a payroll tax credit offset by an increased headcount for developing PC14586.

General and Administrative Expenses

General and administrative expenses were $5.9 million for the three months ended September 30, 2021, compared to $2.7 million for the three months ended September 30, 2020. The increase of $3.2 million was primarily due to the following:

•

$1.7 million increase in personnel and office related expense due to increased headcount to build out general and administrative infrastructure offset by $0.1 million decrease in office related costs; and

•

$0.4 million increase in finance and legal support, along with a $0.6 million increase for directors and officers insurance, and a $0.6 million increase due to facility related costs for the new office building in Princeton, NJ.

Interest Income, Net

Interest income, net primarily consists of interest income from our interest-bearing cash, cash equivalents and marketable securities and interest costs related to amortization of premiums and discounts on marketable securities. Interest income, net was $0.1 million for the three months ended September 30, 2021. The increase of $0.1 million compared to the three months ended September 30, 2020 is driven by increased cash investments in marketable securities and U.S treasuries during the three months ended September 30, 2021.

Comparison of the Nine Months ended September 30, 2021 and 2020

The following table summarizes our results of operations (in thousands):

	Nine Months Ended September,
Statement of operations data:	2021	2020	Change
Operating expenses:
Research and development	$24,326	$17,752	$6,574
General and administrative	15,495	6,689	8,806

Total operating expenses	39,821	24,441	15,380

Loss from operations	(39,821)	(24,441)	(15,380)
Other income (expense):
Interest income, net	343	603	(260)
Other income (expense)	14	(143)	157

Total other income	357	460	(103)

Loss before provision for income taxes	(39,464)	(23,981)	(15,483)
Provision for income taxes	23	5	18

Net loss	$(39,487)	$(23,986)	$(15,501)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Nine Months Ended September 30,
Statement of operations data:	2021	2020	Change
Research	$6,378	$5,273	$1,105
Development	11,611	6,190	5,421
Personnel related	5,354	5,681	(327)
Stock-based compensation	983	608	375
Total	$24,326	$17,752	$6,574

Research and development expenses were $24.3 million for the nine months ended September 30, 2021, compared to $17.8 million for the nine months ended September 30, 2020. The increase of $6.5 million was primarily due to the following:

•	$1.1 million increase in research expenses, largely driven by increased contractual research organization costs focused on discovery research;
•	$5.4 million increase in development expenses associate with advancing our lead product candidate, PC14586, through the Phase 1/2 clinical trial; and
•	$0.1 million increase in expenses for personnel-related costs and stock-based compensation, primarily driven by the rise in the Company’s stock value subsequent to the IPO in September 2020.

General and Administrative Expenses

General and administrative expenses were $15.5 million for the nine months ended September 30, 2021, compared to $6.7 million for the nine months ended September 30, 2020. The increase of $8.8 million was primarily due to the following:

•	$4.4 million increase in personnel related expense due to increased headcount to build out general and administrative infrastructure offset by $0.1 million decrease in office related costs; and
•

$1.4 million increase in finance and legal support, along with a $1.9 million increase for directors and officers insurance, and a $1.1 million increase due to facility related costs for the new office building in Princeton, NJ.

Interest Income, Net

Interest income, net primarily consists of interest income from our interest-bearing cash, cash equivalents and marketable securities and interest costs related to amortization of premiums and discounts on marketable securities. Interest income, net was $0.3 million for the nine months ended September 30, 2021 compared to $0.6 million for the nine months ended September 30, 2020. The decrease of $0.3 million is driven by decreased interest rates from cash investments in marketable securities and U.S treasuries during the nine months ended September 30, 2021.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from any product sales or any other sources and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. As of September 30, 2021, we had cash, cash equivalents, and restricted cash of $177.5 million, current marketable securities of $131.0 million, noncurrent marketable securities of $18.6 million, and an accumulated deficit of $149.4 million. We have financed our operations primarily through issuances of our convertible preferred and common stock. In 2019, we sold an aggregate of 5,469,606 shares of our Series C convertible preferred stock to accredited investors, generating gross proceeds of $61.9 million. In July 2020, we sold an aggregate of 5,321,864 shares of our Series D convertible preferred stock to accredited investors, generating gross proceeds of $70.0 million. In September 2020, we completed an IPO of 13,529,750 shares of our common stock, which includes the exercise in full by the underwriters of their option to purchase 1,764,750 additional shares of common stock, at a public offering price of $18.00 per share for aggregate gross proceeds of $243.5 million.  We received $223.2 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us.

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

Due to our significant research and development expenditures, we have generated substantial operating losses in each period since inception. We have incurred an accumulated deficit of $149.4 million through September 30, 2021. We expect to incur substantial additional losses in the future as we expand our research and development activities. Based on our research and development plans, we expect that our cash, cash equivalents and marketable securities as of September 30, 2021 will be sufficient to fund our operations at least through 2023.

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

Cash Flows

The following table summarizes our cash flows for the period indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020
	(unaudited)	(unaudited)
Cash used in operating activities	$(34,543)	$(22,427)
Cash (used in) provided by investing activities	(151,143)	27,968
Cash provided by financing activities	1,727	294,331

Net increase in cash and cash equivalents	$(183,959)	$299,872

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021, was $34.5 million, which consisted primarily of net loss of $39.5 million partially offset by non-cash charges of $4.9 million.  Changes in our net operating assets increased operating cash by $0.1 million.  The non-cash charges primarily consisted of stock-based compensation of $3.6 million, depreciation and amortization of $0.7 million, and non-cash lease expense of $0.6 million. The change in our net operating assets and liabilities was primarily due to an increase in prepaid expenses and other assets, an increase in accrued expenses, and a decrease in outstanding payables.

Net cash used in operating activities for the nine months ended September 30, 2020, was $22.4 million, which consisted primarily of net loss of $24.0 million partially offset by non-cash charges of $1.9 million and by a net change of $0.3 million in our net operating assets. The non-cash charges primarily consisted of stock-based compensation of $1.3 million and depreciation and amortization of $0.4 million. The change in our net operating assets and liabilities was primarily due to an increase in accrued expenses partially offset by a decrease in outstanding payables in 2020.

Investing Activities

Our investing activities used $151.1 million of cash during the nine months ended September 30, 2021, which consisted primarily of purchases of marketable securities of $235.2 million, along with purchase of property and equipment of $1.1 million partially offset by maturities of marketable securities of $85.1 million.

Our investing activities provided $28.0 million of cash during the nine months ended September 30, 2020, which consisted primarily of maturities of marketable securities of $42.6 million, partially offset by purchases of marketable securities of $14.5 million and purchases of property and equipment of $0.1 million.

Financing Activities

Our financing activities provided $1.7 million of cash during the nine months ended September 30, 2021, which consisted primarily of proceeds from the exercise of stock options.

Our financing activities provided $294.3 million of cash during the nine months ended September 30, 2020, which consisted primarily of gross IPO proceeds of $243.5 million and Series D Preferred Stock issuance of $70.0 million, offset by equity issuance costs of $20.6 million. $1.4million of these issuance costs remained unpaid at September 30, 2020.

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

We believe that the accounting policies described below involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of our operations. During the nine month period ended September 30, 2021, there were no material changes to our critical accounting policies from those described in our audited financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the SEC on March 3, 2021, except as noted below.

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

We had cash and cash equivalents of $176.6 million as of September 30, 2021, which consists of interest-bearing U.S. treasury securities, money market funds and corporate debt securities. Our exposure due to changes in interest rates is not material due to the nature and amount of our money-market funds and short-term marketable securities.

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

We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

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

Item 1A. Risk Factors.

Other than as disclosed below, there have been no material changes to the Company’s risk factors as set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, each as filed with the SEC. You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 3, 2021, our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, as filed with the SEC on May 14, 2021, and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, as filed with the SEC on August 13, 2021.

Risks Related to Regulatory Process and Other Legal Compliance Matters

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

Further, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In response to this executive order, the HHS has released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases, which may adversely affect our profitability.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Risks Related to Ownership of Our Common Stock

If we sell shares of our common stock in future financings, stockholders may experience immediate dilution and, as a result, the market price of our common stock may decline.

We may from time-to-time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. In October 2021, our shelf registration statement and prospectus supplement on Form S-3 (File No. 333-260012) became effective upon filing with the SEC, pursuant to which we may offer debt securities, preferred stock, common stock and certain other securities from time to time. If in the future we issue additional shares of common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, the market price of our common stock may decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds

Our registration statement on Form S-1 (File No. 333-248627) relating to the initial public offering of our common stock was declared effective by the SEC on September 24, 2020, or IPO. Our common stock started trading on the Nasdaq Global Select Market on September 25, 2020. In connection with our IPO, we sold an aggregate of 13,529,750 shares of common stock at a public offering price of $18.00 per share, including 1,764,750 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares. Goldman Sachs & Co. LLC, BofA Securities, Inc., Cowen and Company, LLC and Evercore Group L.L.C. acted as the joint book-running managers of the IPO. The aggregate gross proceeds received by us from the offering, excluding underwriting discounts and commissions and offering expenses, were $243.5 million. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

There has been no material change in the planned use of proceeds from our IPO as described in the final prospectus relating to that offering filed with the SEC pursuant to Rule 424(b)(4) on September 25, 2020.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39539	3.1	September 29, 2020

3.2	Restated Bylaws of the Registrant	8-K	001-39539	3.2	September 29, 2020

4.1	Amended and Restated Investors’ Rights Agreement, dated July 17, 2020, by and among the Registrant and certain of its stockholders.	S-1	33-248627	4.1	September 4, 2020

4.2	Specimen common stock certificate	S-1/A	333-248627	4.2	September 21, 2020

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-248627	10.1	September 4, 2020

10.2*	2013 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1/A	333-248627	10.2	September 21, 2020

10.3*	2020 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-248627	10.3	September 21, 2020

10.4*	2020 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	333-248627	10.4	September 21, 2020

10.5*	Employment Offer Letter, dated August 17, 2020, by and between the Registrant and David H. Mack, Ph.D.	S-1	333-248627	10.5	September 4, 2020

10.6*	Employment Offer Letter, dated August 17, 2020, by and between the Registrant and Winston Kung.	S-1	333-248627	10.6	September 4, 2020

10.7*	Employment Offer Letter, dated August 18, 2020, by and between the Registrant and Leila Alland, M.D.	S-1	333-248627	10.7	September 4, 2020

10.8*	Employment Offer Letter, dated August 18, 2020, by and between the Registrant and Deepika Jalota, Pharm.D.	S-1	333-248627	10.8	September 4, 2020

10.9*	Employee Incentive Compensation Plan.	S-1	333-248627	10.9	September 4, 2020

10.10*	Change in Control and Severance Policy.	S-1	333-248627	10.10	September 4, 2020

10.11*	Amended and Restated Change in Control and Severance Policy Participation Agreement, dated August 17, 2020, by and between the Registrant and David H. Mack, Ph.D.	S-1	333-248627	10.11	September 4, 2020

10.12*	Amended and Restated Change in Control and Severance Policy Participation Agreement, dated August 17, 2020, by and between the Registrant and Winston Kung.	S-1	333-248627	10.12	September 4, 2020

10.13*	Amended and Restated Change in Control and Severance Policy Participation Agreement, dated August 18, 2020, by and between the Registrant and Leila Alland, M.D.	S-1	333-248627	10.13	September 4, 2020

10.14*	Amended and Restated Change in Control and Severance Policy Participation Agreement, dated August 18, 2020, by and between the Registrant and Deepika Jalota, Pharm.D.	S-1	333-248627	10.14	September 4, 2020

10.15*	Outside Director Compensation Policy.	S-1/A	333-248627	10.15	September 21, 2020

10.16*	Consulting Agreement, dated January 1, 2016, by and between the Registrant and Arnold Levine, Ph.D.	S-1	333-248627	10.16	September 4, 2020

10.17*	Consulting Agreement, dated July 14, 2017, by and between the Registrant and Richard Heyman, Ph.D.	S-1	333-248627	10.17	September 4, 2020

10.18	Lease Agreement, dated March 3, 2015, by and between the Registrant and Cedar Brook 2005, LP, as amended by the First Amendment to Lease dated April 24, 2017.	S-1	333-248627	10.18	September 4, 2020

10.19	Lease Agreement, dated January 8, 2021, by and between the Registrant and BMR-ONE RESEARCH WAY LLC.	10-K	001-39539	10.19	March 3, 2021

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates management contract or compensatory plan.
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

PMV Pharmaceuticals, Inc.

Date: November 12, 2021	By:	/s/ David H. Mack
David H. Mack, Ph.D.
President, Chief Executive Officer, and Director
(Principal Executive Officer)

PMV Pharmaceuticals, Inc.

Date: November 12, 2021	By:	/s/ Winston Kung
Winston Kung
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)