Form 10-K
period 2021-12-31
PMV Pharmaceuticals, Inc.
filed 2022-03-01
CIK 1699382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

!

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter), was $1,229,389,330. Shares of the Registrant's common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded because such persons may be deemed affiliates. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

The number of shares of Registrant’s Common Stock outstanding as of February 25, 2022 was 45,450,699.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

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
•

the initiation, timing, progress and results of our research and development programs, preclinical studies, clinical trials and investigational new drug applications, or IND, and other regulatory submissions;

•	the beneficial characteristics, safety, efficacy and therapeutic effects of our product candidates;
•	our estimates of the number of patients for each of our programs including patients expected to have certain p53 mutations and the number of patients that will enroll in our clinical trials;
•	the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other favorable results;
•	our plans relating to the clinical development of our product candidates, including the disease areas to be evaluated;
•	the timing, progress and focus of our clinical trials, and the reporting of data from those trials;
•	our ability to obtain and maintain regulatory approval of our product candidates;
•	our plans relating to commercializing our product candidates, if approved;
•	the expected benefits of potential future strategic collaborations with third parties and our ability to attract collaborators with development, regulatory and commercialization expertise;
•	the success of competing therapies that are or may become available;
•

the timing or likelihood of regulatory filings and approvals, including our expectation to seek accelerated reviews or special designations, such as breakthrough therapy and orphan drug designation, for our product candidates;

•	our plans relating to the further development and manufacturing of our product candidates, including for additional indications that we may pursue;
•	existing regulations and regulatory developments in the United States and other jurisdictions;
•	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available;
•	our plans to rely on third parties to conduct and support preclinical and clinical development;
•	our ability to retain the continued service of our key personnel and to identify, hire and then retain additional qualified personnel; and
•	the impact of the ongoing coronavirus disease 2019, or COVID-19, pandemic or other related disruptions on our business

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

PART I

Item 1. Business.

We are a precision oncology company pioneering the discovery and development of small molecule, tumor-agnostic therapies targeting p53. p53 is a well-defined tumor suppressor protein known as the “guardian of the genome,” and normal, or wild-type, p53 has the ability to eliminate cancer cells. However, mutant p53 proteins can be misfolded and lose their wild-type tumor suppressing function. These p53 mutations are found in approximately half of all cancers. The field of p53 biology was established by our co-founder Dr. Arnold Levine when he discovered the p53 protein in 1979. We have leveraged more than four decades of research experience and developed unique insights into p53 to create a precision oncology platform designed to generate selective, small molecule, tumor-agnostic therapies that structurally correct specific mutant p53 proteins to restore their wild-type function. We are deploying our precision oncology platform to target the top ten most frequent, or hotspot, p53 mutations that are collectively associated with approximately 10-15% of all cancers.  In addition, we are expanding the utilization of our platform to target certain cancers where wild-type p53 function is silenced.

Our lead product candidate, PC14586, is an orally available small molecule designed to potently and selectively correct p53 misfolding caused by a specific p53 mutation, Y220C, while sparing wild-type p53. The Y220C mutation is associated with 1.0-1.5% of all cancers, including breast, non-small cell lung cancer, or NSCLC, colorectal, pancreatic and ovarian cancers. PC14586 is designed to restore the wild-type conformation by occupying the crevice created by the tyrosine to cysteine mutation in amino acid position 220. While we are in the early stages of discovery and development of our product candidates and our novel approach is unproven, we are initially pursuing a tumor-agnostic development strategy and initiated a Phase 1/2 clinical trial in October 2020. Our strategy is to seek approval under an accelerated pathway, and we believe our Phase 1/2 clinical trial has the potential to serve as a pivotal study. In October 2020, we were granted U.S. Food and Drug Administration, or FDA, Fast Track designation of PC14586 for the treatment of patients with locally advanced or metastatic solid tumors that have a p53 Y220C mutation.  We cannot guarantee that the FDA will agree with this strategy of utilizing the Phase 1/2 clinical trial as a pivotal study, which could require us to conduct additional clinical trials prior to seeking FDA approval. In addition, we are leveraging our precision oncology platform to develop a pipeline of oral small molecule product candidates that structurally correct other p53 hotspot mutations to restore their wild-type function and product candidates that target certain cancers where wild-type p53 function is silenced.

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

Our innovation engine consists of three complementary drivers:

•	deep understanding of, and leadership in, p53 biology that enable unique insights into drugging individual mutations as well as targeting certain cancers where wild-type p53 function is silenced;
•	ability to design on a structural basis selective, oral small molecule product candidates; and
•

assays, screens, preclinical model systems and biomarkers that enable us to assess and optimize orally available selective small molecule drug product candidates for specific p53 mutants, and for inhibitors of wild-type p53 function

PC14586 and Pipeline

We are leveraging our precision oncology platform to develop a pipeline of orally available, potent and highly selective small molecule product candidates that are designed to structurally correct specific mutant p53 proteins to restore their wild-type function. In addition, we are expanding the utilization of our platform to target certain cancers where wild-type p53 function is silenced.

An overview of our development pipeline is shown in the table below.

Target	Program	Diseases	Discovery[1]	Lead Optimization[2]	IND-Enabling Studies[3]	Phase 1	Phase 2	Phase 3
P53 mutation Y220C	PC14586	Tumor Agnostic						
P53 wild-type WIP1	Undisclosed	Tumor Agnostic						
P53 mutation R282W	Undisclosed	Tumor Agnostic						
P53 mutation R273H	Undisclosed	Tumor Agnostic

(1)	In Discovery, we screen compounds against biological assays to identify lead compounds with selective activity to our specific mutant or wild-type p53 target of interest.
(2)	In Lead Optimization, we modify the lead compound to improve potency, selectivity, pharmacokinetic and toxicity parameters and physical chemical properties important for clinical development.
(3)	In IND-Enabling Studies, we conduct preclinical studies, in accordance with Good Laboratory Practice, or GLP, required for an IND submission to the FDA.

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

We initiated a Phase 1/2 clinical trial for PC14586 in October 2020. In addition, we were granted FDA Fast Track designation of PC14586 for the treatment of patients with locally advanced or metastatic solid tumors that have a p53 Y220C mutation in October 2020.  We dosed our first patient in this clinical trial in the fourth quarter of 2020.  The Phase 1 portion of the trial is designed to evaluate escalating doses of PC14586 to determine the maximum tolerated dose, or MTD, and recommended Phase 2 dose of PC14586 when administered orally to patients. Safety, tolerability and effects on biomarkers such as MIC-1 will also be assessed. The Phase 1 portion is also designed to assess preliminary anti-tumor efficacy in patients with advanced solid tumors that have the p53 Y220C mutation. In the Phase 2 portion, we plan to evaluate the objective response rate, or ORR, and duration of response, or DoR, in patients with advanced solid tumors that have the p53 Y220C mutation. We initially intend to pursue an accelerated approval on the basis of this Phase 1/2 clinical trial for a tumor-agnostic indication for PC14586, subject to discussions with FDA and other health authorities.

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

In addition to targeting p53 hotspot mutants, we believe that our expertise and platform can also be applied to target certain cancers where wild-type p53 function is silenced.  We are deploying our deep understanding of structure-based small molecule design, assays, screens, preclinical model systems and biomarkers to create a pipeline of therapeutics in this field.  We believe that we can continue to scale our platform to develop novel therapeutics that structurally correct mutant p53 or modulate wild-type p53 function where it is silenced.

Our Strategy

Our vision is to become a leading precision oncology company by designing, developing and commercializing novel precision medicines for every patient with a p53-driven tumor.  We believe we are well positioned to leverage our deep experience in p53 biology, precision oncology platform and foundational knowledge acquired through our lead program to bring these therapies to patients. The critical components of our strategy include:

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

•

Harnessing the power of our precision oncology platform to discover and develop additional differentiated product candidates that are designed to precisely target p53 mutant protein and inhibitors of wild-type p53 in cancer. We believe that the general principles for our PC14586 Y220C program can be applied to other p53 hotspot mutations. Using our extensive in-house expertise, deep understanding of chemistry and decades of experience researching the p53 protein, we believe that we will be able to leverage and apply foundational knowledge from the advancement of PC14586 to the discovery and development of small molecules targeting other p53 mutations. We are advancing several early-stage programs focused on targeting the p53 hotspot mutations and certain cancers where wild-

type p53 function is silenced. In an ongoing effort to bring forward new product candidates, we plan to continue to invest in our precision oncology platform, including our high-throughput screens that allow for quantitative visualization of the conversion from mutant to wild-type p53 in a dose-dependent manner.  We also apply our oncology platform in developing product candidates that target inhibitors of wild-type p53.  One example of such a program is wild-type p53 induced phosphatase, or WIP1, which we have advanced into the lead optimization stage of development.

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

•

Identifying and exploring combination therapy approaches for our product candidates. Though PC14586 has demonstrated clear and robust tumor regression as a single agent in preclinical animal models, we believe that the mechanism of correcting the structure of mutant p53 can be complementary to other oncology therapies. Leveraging our expertise in p53 biology, chemistry and cancer pharmacology, we plan to identify and explore combination strategies with multiple cancer therapies. For example, chemotherapy and radiation therapy, approaches that result in deoxyribonucleic acid, or DNA, damage and upregulate p53 are natural candidates for combining with our product candidates. In addition, we believe that p53 plays a role in influencing the tumor microenvironment. Therefore, immune checkpoint inhibitors, such as anti-PD-1 and anti-CTLA-4 agents, could also be considered as potential combination agents for use with our product candidates. We believe that our unique expertise will enable us to prioritize therapeutic strategies and optimize outcomes for clinical studies.

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

There is an emerging change in the development of targeted therapies, in that cancer is increasingly being targeted through a tumor-agnostic approach with a focus on selectively targeting a genetic or protein mutation irrespective of tumor type. For example, there are now multiple tumor-agnostic product approvals that are based on a genetic mutation that defines the disease, as opposed to the tumor type. These include the aforementioned Vitrakvi and Rozlytrek approvals as well as the pembrolizumab and dostarlimab, or Keytruda and Jemperli, respectively, approval in metastatic microsatellite instability-high, or MSI-high, or deficient mismatch repair, or dMMR, solid tumors. We believe that these approvals represent a fundamental shift in the development of targeted therapies and will increasingly lead to cancer being characterized for treatment in a genetic, rather than in a tumor-specific, manner.

The widespread recognition that cancer is a genetic disease, as much as it is a disease defined by histology or anatomical location, has driven the increased use of genetic sequencing, which is now employed by approximately 75% of oncologists in the United States. As DNA sequencing technology advances, the availability of well-defined genetic sequencing tests increases. With the increasing number of approved targeted therapies, we believe that physicians will seek a better understanding of the underlying genetic and protein abnormalities associated with a specific type of cancer in order to determine the optimal course of treatment. Advances in genetic sequencing are leading to transformations in the discovery and development of new targeted oncology drugs.

We believe p53 mutations are prime targets for precision oncology, as more than 50% of all human cancers contain a p53 mutation. Identifying the specific p53 gene mutation and structurally correcting the corresponding mutant p53 protein can potentially serve as a basis of treatment for these cancers. Diagnostic tests are currently used by physicians in their practice to identify patients with p53 mutations. Given the high prevalence of p53 mutations in cancers, we believe that an effective way to address p53-driven cancers is by targeting individual p53 mutations using a precision oncology approach and significantly expanding the scope of patients who can benefit from targeted therapies.  In addition, we believe that our platform can also be leveraged to expand our pipeline by identifying targets that modulate wild-type p53.  Given our deep understanding of and expertise in p53 biology, we believe that pursuing product candidates that target inhibitors of wild-type p53 can also expand the scope of patients who can benefit from targeted therapies.

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

A key challenge in the development of p53-targeted therapies is the vast number of p53 mutants that lose tumor suppression activity. To date, more than 25,000 unique p53 mutations have been discovered. The p53 hotspot mutations occur as a result of site-specific substitution of one amino acid for another and lead to loss of tumor suppression function for the p53 protein. Strategies that attempt to restore wild-type p53 activity in a non-selective manner (i.e., regardless of which p53 mutation the tumor is harboring) are likely to face significant challenges, as a “one size fits all” drug is unlikely to address all p53 mutants and could have the potential for off-target toxicities. We are focusing on targeting the p53 hotspot mutations and certain cancers where wild-type p53 function is silenced.

Our Focus: Top Ten Most Frequent p53 Mutations

p53 Hotspot Mutation	Frequency Among p53 Mutations

R175H	5.6%

R248Q	4.4%

R273H	4.0%

R248W	3.5%

R273C	3.3%

R282W	2.8%

G245S	2.1%

R249S	2.0%

Y220C	1.8%

V157F	1.0%

Our Approach to Targeting p53

Our goal is to bring precision oncology therapies to a greater number of patients. Decades of p53 research has unveiled its potential as a precision oncology target, but prior drug development efforts have been unsuccessful. Mutant p53 historically has been classified as “undruggable” due to the difficulty of restoring wild-type p53 function. Mutations in p53 can give rise to mutant p53 proteins with different conformational structures. As a result, we are designing oral small molecule therapies that selectively target a specific p53 mutation while not binding to wild-type p53. We believe our novel approach designed to reactivate p53 function through the structural correction of mutant p53 protein to wild-type p53 represents a novel therapeutic strategy to target p53.

Our drug development efforts leverage our understanding that:

•	mutations throughout the p53 protein can drive tumor formation and growth;
•	a mutant p53 protein resulting from a specific mutation can potentially be structurally corrected by a selective small molecule, thereby reactivating wild-type p53 activity;
•	the p53 hotspot mutations comprise approximately 30% of all p53 mutations and each p53 hotspot mutation represents an individual therapeutic target for drug discovery and development; and
•	in addition to p53 mutant cancers, certain cancers result when wild-type p53 function is silenced

We believe we can address certain key limitations of current-generation precision oncology therapies by applying our platform to identify and generate therapies that address functional deficiencies associated with specific p53 mutations and certain cancers where wild-type p53 function is silenced. We believe this will allow us to design and develop potential therapies for patients with a high unmet medical need for whom there are currently no targeted treatment options.

Our Innovation Engine

We have built an innovation engine that allows us to discover and develop potential targeted therapies for mutant p53-driven cancers and cancers where wild-type p53 function is silenced. This engine consists of three complementary drivers:

•

Deep understanding of, and leadership in, p53 biology that enable unique insights into targeting individual mutations and targeting certain cancers where wild-type p53 function is silenced. We have leveraged more than four decades of research experience and developed unique insights into p53 biology, a field that was discovered and established by our co-founder Dr. Arnold Levine. Additionally, our SAB consists of some of the most prominent thought leaders in p53 biology. p53 is a highly complex gene, and thousands of distinct p53 mutations have been identified. A blanket approach to targeting mutant p53 has significant challenges, as a “one size fits all” drug is unlikely to address all p53 mutants. Based on our experience and expertise, we are developing oral small molecules that each selectively structurally correct a specific p53 hotspot mutation.  In addition we are developing small molecules that target certain cancers where wild-type p53 function is silenced.

•

Ability to design structure-based oral small molecule product candidates that selectively target and correct specific p53 mutants and inhibitors of wild-type p53.  Designing molecules for p53 mutants requires an intricate understanding of the p53 protein structure and the associated biology. We leverage structure-based technologies to give our oral small molecule product candidates access to challenging binding sites that are generally not accessible using conventional small molecule drug discovery approaches. For each target, we take detailed data from structural and functional studies of mutated p53 proteins to design development candidates against the challenging binding sites. Our design techniques help us to identify potential product candidates that can selectively target a single p53 mutant, while sparing wild-type p53, and for certain cancers where wild-type p53 function is silenced.

•

Assays, screens, preclinical model systems and biomarkers that enable us to assess and optimize selective small molecule product candidates. We test our product candidates across a diverse set of human cancer cells based on research and understanding of bioinformatics and functional genomics. We also identify and monitor pharmacodynamic biomarkers and surrogates of clinical activity to help measure target engagement, including MIC-1, a serum-based biomarker. The biological insights we generate help us to better target various p53 mutants based on their structure and biology. In addition, we have built assays, screens and preclinical model systems and biomarkers that help assess and optimize our product candidates that target certain cancers where wild-type p53 function is silenced. We develop innovative preclinical in vitro and in vivo models to advance potential therapeutic programs for translation to the clinic.

Our Product Candidate and Development Programs

We are leveraging our precision oncology platform to develop a pipeline of oral small molecule product candidates that structurally correct other p53 hotspot mutations to restore their wild-type function and product candidates that target certain cancers where wild-type p53 function is silenced. We own worldwide commercial rights to all of our programs. An overview of our development pipeline is shown in the table below.

(1)	In Discovery, we screen compounds against biological assays to identify lead compounds with selective activity to our specific mutant or wild-type p53 target of interest.
(2)	In Lead Optimization, we modify the lead compound to improve potency, selectivity, pharmacokinetic and toxicity parameters and physical chemical properties important for clinical development.
(3)	In IND-Enabling Studies, we conduct preclinical studies, in accordance with GLP required for an IND submission to the FDA.

We expect to initially seek approval of our product candidates in most instances, including with PC14586, at least as a second line therapy or for patients with no satisfactory alternative treatments or where the cancer has progressed following other treatment. Subsequently, depending on the nature of the clinical data and experience with any approved products or product candidates, if any, we may pursue approval as an earlier line therapy and potentially as a first line therapy. Cancer therapies are sometimes characterized as first line, second line or third line, and the FDA customarily approves new therapies for a second line or later lines of use. When cancer is detected early enough, first line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first line therapies, usually chemotherapy, antibody drugs, tumor-targeted small molecules, hormone therapy, radiation therapy, surgery or a combination of these, proves unsuccessful, second line therapies may be administered. Second line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor-targeted small molecules, or a combination of these. Third line therapies can include chemotherapy, antibody drugs and small molecule tumor-targeted therapies, more invasive forms of surgery and new technologies.

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

Clinical Development Plan

We initiated a Phase 1/2 clinical trial for PC14586 in October 2020.  In addition, we were granted FDA Fast Track designation of PC14586 for the treatment of patients with locally advanced or metastatic solid tumors with a p53 Y220C mutation in October 2020.  We dosed our first patient in this clinical trial in the fourth quarter of 2020. While we are in the early stages of discovery and development of our product candidates and our novel approach is unproven, we are initially pursuing a tumor-agnostic development strategy. Our strategy is to seek approval under an accelerated pathway, and we believe our Phase 1/2 clinical trial has the potential to serve as a pivotal study. We cannot guarantee that the FDA will agree with this strategy of utilizing the Phase 1/2 clinical trial as a pivotal study, which could require us to conduct additional clinical trials prior to seeking FDA approval. However, based on the pivotal studies conducted by other companies to support the approval of other products, such as studies conducted by Agios (Idhifa) and Blueprint Medicines (Ayvakit), Amgen (Lumakras), as well as the pivotal studies announced by other companies for their product candidates, including Mirati (adagrasib) and Turning Point Therapeutics (repotrectinib), we believe our Phase 1/2 clinical trial has the potential to serve as a pivotal study. In our Phase 1/2 clinical trial, we have enrolled patients with advanced solid tumors that harbor the p53 Y220C mutation, characterized by NGS of either a solid or blood-based (circulating tumor DNA) biopsy.

The Phase 1 portion is designed to evaluate escalating oral doses of PC14586 to determine the MTD and recommended Phase 2 dose of PC14586 when administered orally to patients, as well as to assess safety, tolerability and effects on biomarkers. The Phase 1 portion is also designed to assess preliminary anti-tumor efficacy in patients with advanced solid tumors that have the p53 Y220C mutation. The trial is planned to primarily evaluate once daily dosing, but may also assess more frequent dosing schedules, such as twice daily, if the drug pharmacology or patient tolerability suggest this could be a more efficacious approach. In the Phase 1 portion, we plan to enroll up to 30 patients with locally advanced or metastatic solid tumors that have the p53 Y220C mutation determined using NGS, whose disease has progressed during or after prior standard of care therapy. Multiple biomarker assays will be used in the trial to assess on target and on mechanism activity, and preliminary clinical efficacy in patients will also be assessed.

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
DoR = duration of response

Total number of patients = up to 100 patients

If the data from our Phase 1/2 clinical trial show robust activity across the tumor types, we initially intend to pursue an approval from the FDA under the accelerated approval pathway for a tumor-agnostic indication. This strategy is based on approval pathways utilized by pembrolizumab (Keytruda) and dostarlimab (Jemperli) in MSI-high/dMMR cancers and larotrectinib (Vitrakvi) and entrectinib (Rozlytrek) in NTRK gene fusion cancers. If we observe clinical benefit in certain tumor or cancer types but do not have sufficient data or powering to support a tumor-agnostic indication from the Phase 1/2 clinical trial, we may seek a tumor or cancer specific label and evaluate additional trials to pursue a broader labeling for PC14586. We believe that the results of the Phase 1/2 clinical trial in PC14586 with respect to the endpoints of ORR and DoR, along with the safety data from the clinical trial, have the potential to support approval of a new drug application, or NDA, subject to discussions with the FDA and provided we can obtain data from a sufficient sample size across the tumor types. While accelerated approval cannot be guaranteed, if we obtain accelerated approval, we anticipate that the FDA will require the conduct of a post-approval commitment to confirm clinical benefit.

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

WIP1 (Wild-type p53 Induced-Phosphatase): Our First Wild-type p53 Program

The WIP1 phosphatase is a member of PP2C family of serine–threonine phosphatases.  WIP1 was identified as a p53 target gene that reduces wild-type p53 levels and negatively regulates the DNA damage response pathway which can lead to tumorigenesis.  WIP1 is activated by DNA damage and is responsible for turning off the DNA damage-response pathway after completion of DNA repair.  In addition to reducing wild-type p53 levels, WIP1 also negatively regulates several proteins upstream of p53 in the DNA damage signaling pathway such as ATM, ATR Chk1 and Chk2.

(1)

(1) Chart is sourced from Pecháčková S, Burdová K, Macurek L. WIP1 phosphatase as pharmacological target in cancer therapy. J Mol Med (Berl). 2017;95(6):589-599. doi:10.1007/s00109-017-1536-2. (http://creativecommons.org/licenses/by/4.0/)

WIP1 causes a decrease in wild-type p53 which ultimately results in tumorigenesis. We are generating molecules designed to inhibit WIP1. Our WIP1 program is currently in lead optimization and continues to progress towards selection of a development candidate, at which point we would initiate IND-enabling studies.

R282W: Our Second Mutant p53 Program

R282W is the sixth most frequent p53 mutation and accounts for approximately 2.8% of all TP53 mutations. The R282W mutation results from arginine being substituted by a tryptophan at amino acid position 282 and is considered a structural mutation. This structural mutation is thermodynamically unstable and cause the protein to lose shape and therefore its wild-type DNA binding activity at physiological temperature.  This results in a lack of p53 transcription and pathway activation.

We are generating molecules designed to structurally correct the R282W p53 protein to restore its binding to the DNA.  Our R282W program continues to progress towards lead optimization.

R273H: Our Third Mutant p53 Program

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

The R273H mutation causes a decrease in binding between the p53 protein and DNA, resulting in its inability to activate transcription of p53 target genes. We are generating molecules designed to enhance and restore the binding of the p53 protein and DNA. Our R273H program continues to progress towards lead optimization.

Other Pipeline Programs

In addition to our PC14586 Y220C, WIP1, R282W and R273H programs, we are focused on developing a pipeline of product candidates targeting other p53 hotspot mutations and targeting inhibitors of wild-type p53. These programs have been developed internally using our precision oncology platform and expertise.

We are able to utilize the same general principles and similar drug discovery methods developed from our PC14586 Y220C program across other p53 hotspot mutations to facilitate the discovery of additional new product candidates. We study the structural and functional properties of the target. We use assays, screens, preclinical model systems and biomarkers to assess and optimize selective small molecules for specific p53 mutants. Specifically, many of the efficiencies from assays and model systems developed for our PC14586 Y220C program are being applied to other p53 hotspot mutations. In addition, the key insights gained from the medicinal chemistry campaigns are being leveraged across other p53 hotspot mutations. By leveraging our team’s depth of expertise around p53, we are positioned to accelerate our efforts to expand the pipeline of therapies that selectively target p53 hotspot mutations.  In addition, we have applied our platform to expand our pipeline into targeting certain cancers where wild-type p53 function is silenced such as WIP1.

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

We are a precision oncology company pioneering the discovery and development of small molecule therapies targeting p53 mutations and certain cancers where wild-type p53 function is silenced. We are aware of other product candidates that are in clinical development as potential treatments of various cancers through the modulation of p53. There are many product candidates that may affect the p53 pathway, such as through MDM2 inhibition. We are aware of molecules in development that also are being explored for p53 upregulation/activation in various stages of preclinical or clinical development being tested by Actavalon, Aprea Therapeutics, CDG Therapeutics, Cotinga Pharmaceuticals, Innovation Pharmaceuticals and Senhwa Biosciences, among others. We are also aware of selective small molecule inhibitors that are designed to target wild-type p53 containing tumors through the p53-MDM2 interaction, which are in various stages of clinical development being tested by Aileron Therapeutics, Ascentage Pharma, Boehringer Ingelheim, Daiichi Sankyo (out-licensed worldwide rights to Rain Therapeutics), Kartos Therapeutics, Kymera Therapeutics, Novartis and Roche, including testing MDM2 inhibitors in combination with a variety of other anti-cancer agents.

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

Manufacturing

We do not have any manufacturing facilities or personnel. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates undergoing preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval.

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

We generally file a provisional patent application with the U.S. Patent and Trademark Office, or USPTO, first and then subsequently file a corresponding non-provisional patent application. This process enables us to establish an earlier effective filing date in the subsequently filed non-provisional patent application. To benefit from the earlier effective filing date, we must file a corresponding non-provisional patent application, such as a utility application in the United States or an international application under the Patent Cooperation Treaty, or PCT, within 12 months of the date of the provisional patent application filing. Based on a PCT filing, we may file national and regional patent applications in the United States or foreign jurisdictions, such as the European Union, China, Japan and possibly others. To date, we have not filed for patent protection in all national and regional jurisdictions where such protection may be available, and we may decide to abandon national and regional patent applications before a patent is granted. In addition, the patent grant proceeding for each national or regional patent application that we file is an independent proceeding. As a result, it is possible for a patent application to be granted in one jurisdiction and denied in another jurisdiction, and depending on the jurisdiction, the scope of patent protection may vary.  As of February 28, 2022, we owned two issued US patents relating to methods of use and composition of matter of PMV compounds, including PC14586, at least 11 pending US patent applications, and at least ten pending foreign patent applications, each of which relates to methods of use and composition of matter of PMV compounds, including PC14586. The two issued US patents are expected to expire in 2037, without taking into account any possible patent term adjustment or extensions.

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

Our clinical trial plans and future planned clinical trials may be adversely affected, delayed or interrupted by the ongoing COVID-19 pandemic. We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects participating in clinical trials during the COVID-19 pandemic. For example, the FDA issued guidance in March 2020, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic. In June 2020 and June 2021, the FDA has published a number of industry guidance documents, including updates to previous guidance, related to cGMP requirements, remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities, and drug product manufacturing and supply chain inspections, among others. The extent to which the COVID-19 pandemic impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

The risk of being found in violation of these or other laws and regulations is increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts and their provisions are open to various interpretations. These laws and regulations are subject to change, which can increase the resources needed for compliance and delay drug approval or commercialization. Any action brought against us for violations of these laws or regulations, even successfully defended, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Also, we may be subject to private “qui tam” actions brought by individual whistleblowers on behalf of the federal or state governments. Violation of any of such laws or any other governmental regulations that apply may result in penalties, including, without limitation, significant administrative, civil and criminal penalties, damages, fines, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, the curtailment or restructuring of operations, exclusion from participation in government healthcare programs and imprisonment.

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

Moreover, third-party payors are increasingly reducing coverage and reimbursement for pharmaceutical products and related services. The U.S. government and state legislatures have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Third-party payors are increasingly challenging the prices charged, examining the medical necessity and reviewing the cost effectiveness of pharmaceutical products, in addition to questioning their safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Furthermore, there is no assurance that a product will be considered medically reasonable and necessary for a specific indication, will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be established even if coverage is available or that the third-party payors’ reimbursement policies will not adversely affect the ability for manufacturers to sell products profitably. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, effective April 1, 2013, which will remain in effect through 2030, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. Specifically, there have been several recent U.S. Presidential executive orders, Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, in 2020, the U.S. Department of Health and Human Services, or HHS, and Centers for Medicare & Medicaid Services, or CMS, issued various rules that were expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, importation of prescription drugs from Canada and other countries, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of these new rules. As a result, the Biden administration and HHS have delayed the implementation or published rules rescinding some of these Trump-era policies. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. Pursuant to the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of approved products, which could have a material impact on our business. In addition, Congress is considering drug pricing as part of other reform initiatives. The impact of these and future reform measures on us and the pharmaceutical industry as a whole is unclear.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs.

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

Employees and Human Capital Resources

As of February 28, 2022, we had 54 full-time employees, including 19 employees with Ph.D., M.D. or Pharm.D. degrees. Of these full-time employees, 35 employees are engaged in research and development activities.

None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.  Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees, advisors and consultants.  The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel though the granting of stock-based and cash-based compensation awards, to increase stockholder value and our success by motivating such individuals to perform to the best of their abilities and achieve our objectives.

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

Available Information

Our Internet address is www.pmvpharma.com. We will file or furnish periodic reports and amendments thereto, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (and amendments to those reports), proxy and information statements and other information filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, with the Securities and Exchange Commission, or the SEC. The SEC maintains a website that contains reports, proxy and information statement, and other information regarding issuers that file electronically, which may be accessed through the SEC at http://www.sec.gov. Our reports, amendments thereto, proxy statements and other information are also made available, free of charge, on our investor relations website at ir.pmvpharma.com as soon as reasonably practicable after we electronically file or furnish such information with the SEC. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing.  Further, our references to website URLs are intended to be inactive textual references only. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC, before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could materially adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Many of the following risks and uncertainties are, and will be, exacerbated by the coronavirus disease 2019, or COVID-19, pandemic and any worsening of the global business and economic environment as a result. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

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
•

our discovery and preclinical and clinical development is focused on the development of precision medicines for patients with genetically defined cancers, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs targeting p53 hotspot mutations and certain cancers where wild-type p53 function is silenced is novel, may never lead to marketable products and may not ultimately represent a significant market;

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

We have incurred significant net losses in each period since we commenced operations in March 2013. Our net losses were $57.8 million and $34.4 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $167.7 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Additionally, the net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indicator of our future performance.

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

Our ability to become profitable depends upon our ability to generate revenue. We have not received marketing approval for any product candidate, and we have not generated any revenue from any product sales. We do not expect to generate revenue unless or until we successfully complete preclinical and clinical development and obtain regulatory approval of, and then successfully commercialize, at least one product candidate. We dosed our first patient in our Phase 1/2 clinical trial of our lead product candidate, PC14586, in the fourth quarter of 2020, and we have not yet reported any clinical data. We are continuing to transition from a company with a research focus to a company capable of supporting clinical development and commercial activities. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. In addition, all of our other product candidates are still in preclinical development and have not been evaluated in humans. We face significant translational risk as our product candidates advance to the clinical stage, and promising results in preclinical studies may not be replicated in clinical trials. All of our current and future product candidates will require preclinical and clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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

•

our ability and the ability of third parties with whom we contract to manufacture adequate clinical and commercial supplies of our product candidates or any future product candidates, remain in good standing with regulatory authorities and develop, validate and maintain commercially viable manufacturing processes that are compliant with cGMP requirements;

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

We are currently focused on developing orally available small molecule, tumor-agnostic therapies targeting p53 mutants and certain cancers where wild-type p53 function is silenced. We seek to maintain a process of prioritization and resource allocation among our programs to maintain a balance between advancing our lead product candidate, PC14586, as well as developing our other and any future product candidates.

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

As of December 31, 2021, we had $314.1 million in cash, cash equivalents, and marketable securities.  Although we believe that our available cash and cash equivalents will be sufficient to fund our planned operations through 2023, this belief is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Risks Related to Product Development

Our discovery and product development is focused on the development of precision medicines for patients with genetically defined cancers, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs targeting p53 is novel, may never lead to marketable products and may not ultimately represent a significant market.

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

Further, even if our approach is successful in showing clinical benefit for tumors harboring the p53 mutation targeted by our lead product candidate, PC14586, we may never successfully identify additional product candidates for targeting p53 through our platform. Therefore, we do not know if our approach of treating patients with genetically defined cancers will be successful, and if our approach is unsuccessful, our business will be materially adversely affected.

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

We have not previously submitted a NDA to the FDA or similar approval filings to a comparable foreign regulatory authority, for any product candidate. An NDA or other relevant regulatory filing must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe and effective for each desired indication. The NDA or other relevant regulatory filing must also include significant information regarding the chemistry, manufacturing and controls for the product. We cannot be certain that our current or future product candidates will be successful in clinical trials or receive regulatory approval. Further, even if they are successful in clinical trials, our product candidates or any future product candidates may not receive regulatory approval. If we do not receive regulatory approvals for current or future product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approval to market a product candidate, our revenue will depend, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights for each product candidate, as well as the availability of competitive products, whether there is sufficient third-party reimbursement and adoption by physicians.

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

A key element of our strategy is to use and expand our platform to build a pipeline of product candidates and progress these product candidates through clinical development for the treatment of various cancers. Although our research and development efforts to date have resulted in our discovery and development of PC14586 and future product candidates, PC14586 and future product candidates may not be safe or effective as a cancer treatment, and we may not be able to further develop PC14586 and develop any future product candidates. Our platform is evolving and may not reach a state at which building a pipeline of product candidates is possible. For example, we may not be successful in identifying additional p53 targets for which our platform can develop safe and effective product candidates. There can be no assurance that any development problems we experience in the future related to our platform will not cause significant delays or unanticipated costs or that such development problems can be solved. Even if we are successful in building our pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance.

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

We have limited experience as a company in conducting clinical trials with the initiation of our Phase 1/2 clinical trial for PC14586 in October 2020. In part because of this lack of experience, we cannot be certain that our clinical trials of PC14586 and ongoing preclinical studies of our other product candidates will be completed on time or if the planned preclinical studies and clinical trials will begin or be completed on time, if at all. Large-scale clinical trials require significant additional financial and management resources and reliance on third-party clinical investigators, CROs and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control. We may be unable to identify and contract with sufficient investigators, CROs and consultants on a timely basis or at all. For our lead product candidate, PC14586, we are working with a global CRO to lead our first-in-human open label Phase 1/2 clinical trial and we expect to rely on additional CROs in the future. There can be no assurance that we will be able to negotiate and enter into additional agreements with other CROs, as necessary, on terms that are acceptable to us on a timely basis or at all.

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

The COVID-19 pandemic could materially adversely impact our business, results of operations and financial condition, including our preclinical studies and clinical trials.

The COVID-19 pandemic continues to spread throughout the world and has adversely impacted global commercial activity and contributed to significant declines and volatility in financial markets. In addition, the COVID-19 pandemic and varying government responses and restrictions are creating disruption in global supply chains and adversely impacting many industries. We continue to monitor the impact of the COVID-19 pandemic closely. The full extent to which the COVID-19 pandemic will impact our operations or financial results is uncertain.

The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted, especially with respect to goods from China; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have our administrative employees continuing their work outside of our offices and limited the number of staff in any given research and development laboratory. Our research and development teams are currently operating under heightened protective COVID-19 protocols, which has altered our operations and processes. While the extent of the impact of the COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations. As a result of the COVID-19 pandemic, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus. For example, in March 2020, the FDA issued a guidance, which FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical trial report contingency measures implemented to manage the trial, and any disruption of the trial as a result of the COVID-19 pandemic; a list of all subjects affected by the COVID-19 pandemic related study disruption by unique subject identifier and by investigational site and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the trial. In 2020 and 2021, the FDA has published a number of industry guidance documents, including updates to previous guidance, related to cGMP requirements, remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities, and drug product manufacturing and supply chain inspections, among others. The extent to which the COVID-19 pandemic impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

The trading prices for shares of other biopharmaceutical companies have been highly volatile partially as a result of the COVID-19 pandemic and the trading prices for shares of our common stock could also experience high volatility. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the COVID-19 could materially and adversely affect our business and the value of our common stock.

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

In particular, we are aware of molecules in development that also are being explored for p53 upregulation/activation in various stages of preclinical or clinical development being tested by Actavalon, Aprea Therapeutics, CDG Therapeutics, Cotinga Pharmaceuticals, Innovation Pharmaceuticals and Senhwa Biosciences, among others. We are also aware of selective small molecule inhibitors that are designed to target wild-type p53 containing tumors through the p53-murine double minute 2, or MDM2, interaction, which are in various stages of clinical development being tested by Aileron Therapeutics, Ascentage Pharma, Boehringer Ingelheim, Daiichi Sankyo (out-licensed worldwide rights to Rain Therapeutics), Kartos Therapeutics, Kymera Therapeutics, Novartis and Roche, including testing MDM2 inhibitors in combination with a variety of other anti-cancer agents.

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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Other legislative changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, for example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. In 2020, under the Trump administration, HHS and CMS issued various rules that are expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules As a result, the Biden administration and HHS have delayed the implementation or published rules rescinding some of these Trump-era policies.

Further, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In response to this executive order, the HHS has released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases, which may adversely affect our profitability. The impact of these and future reform measures on us and the pharmaceutical industry as a whole is unclear.

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

•

the federal Physician Payment Sunshine Act, created under the ACA and its implementing regulations, which require applicable manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to HHS information related to payments or other transfers of value made to covered recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other non-physician healthcare providers (such as physician assistants and nurse practitioners, among others), and teaching hospitals, as well as ownership and investment interests held by physicians, as defined by law, and their immediate family members;

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our Chief Executive Officer and President, our Chief Operating Officer and Chief Financial Officer, our Chief Medical Officer and our Chief Regulatory and Quality Officer. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could materially adversely affect our business, financial condition and results of operations. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

As of February 28, 2022, we had 54 full-time employees, including 35 employees engaged in research and development activities. In order to successfully implement our development and commercialization plans and strategies, and as we are a relatively new public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our net operating loss, or NOL, carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Our federal NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 taxable years, and therefore could expire unused. Under the Tax Cuts and Jobs Act, as amended by the CARES Act, our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of federal NOLs generated in tax years beginning after December 31, 2017 is limited to 80% of current year taxable income.

As of December 31, 2021 and 2020, the Company had federal NOL carryforwards of $159.9 million and $97.7 million, respectively. As of December 31, 2021, we had state NOL carryforwards for New Jersey and California and Massachusetts of approximately $155.0 million, $4.9 million, and $4.6 million, respectively. As of December 31, 2020, we had state NOL carryforwards for New Jersey and California of approximately $92.8 million and $4.9 million, respectively. Some of the federal and state NOL carryforwards expire beginning in the year 2033. We also had federal and state research and development credit carryforwards of approximately $6.6 million and $3.5 million, respectively, as of December 31, 2021 and 2020. The federal credits will begin to expire in 2034 if not utilized. The California state credits carryforward indefinitely and the New Jersey state credits expire starting in 2021.

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

We currently contract certain product development and manufacturing operations to third parties outside the United States, including in China, and we expect to continue to use such third-party manufacturers for such product candidates. Any disruption in production or inability of our manufacturers in China to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, including COVID-19, could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidates. Furthermore, since these manufacturers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. For example, a trade war could lead to tariffs on the chemical intermediates we use that are manufactured in China. Any of these matters could materially adversely affect our business, financial condition and results of operations. Any recall of the manufacturing lots or similar action regarding our product candidates used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currency in China. Future appreciation of the local currency could increase our costs. In addition, our labor costs could continue to rise as wage rates increase due to increased demand for skilled laborers and the availability of skilled labor declines in China.

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

We may be required to protect our patents through procedures created to attack the validity of a patent at the USPTO. The USPTO hears post-grant proceedings, including PGR, IPR and derivation proceedings. An adverse determination in any such submission or proceeding could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Thus, the possibility of post-grant proceedings could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

An active trading market for our common stock may not be sustained.

Prior to the closing of our initial public offering in September 2020, there was no public trading market for our common stock. Although our common stock is listed on the Nasdaq Global Select Market, the market for our shares has demonstrated varying levels of trading activity. Furthermore, an active trading market for our common stock may not be sustained in the future. The lack of an active market may impair investors’ ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable may reduce the market value of their shares and may impair our ability to raise capital.

If securities or industry analysts do not publish research or reports, or if they publish adverse or misleading research or reports, regarding us, our business or our market, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that securities or industry analysts publish about us, our business or our market.  We do not have any control over these analysts. If any of the analysts who cover us issue adverse or misleading research or reports regarding us, our business model, our intellectual property, our stock performance or our market, or if our operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

As of December 31, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 69% of our voting stock. As a result, this group of stockholders may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

We are subject to Section 404 of the Sarbanes-Oxley Act and the related rules of the SEC and Nasdaq, which, among other things, require that we maintain effective internal control over financial reporting.  In addition, Section 404 requires our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. We are also required to disclose changes made in our internal controls and procedures on a quarterly basis.

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are also required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not.

The requirements of these rules and regulations are difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended and anticipate we will continue to expend significant resources, including accounting-related costs, and provide significant management oversight.  Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market.

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

If we are unable to assert that our internal control over financial reporting is effective, or if, when required, our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

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

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located at 8 Clarke Drive, Cranbury, New Jersey 08512, where we lease a facility containing 18,446 square feet of office and laboratory space pursuant to a lease agreement that expires in June 2022 with an option to renew on a month-to-month basis for up to one year. We also lease 6,297 square feet of laboratory space at 3000 Eastpark, South Brunswick, New Jersey 08512 pursuant to a lease that expires in July 2022 with an option to renew on a month-to-month basis for up to one year. In January 2021, we signed a lease for 50,581 square feet of office and laboratory space at One Research Way in Princeton, New Jersey 08540.  That lease term extends through 2032, has a five-year extension option, and is intended to replace our two existing facilities in New Jersey.  Finally, we lease 3,292 square feet of office space at 420 Bedford Drive, Lexington, Massachusetts 02420 pursuant to a lease that expires in August 2023, with an option to extend for an additional three years.

We believe that our current facilities are suitable and adequate for our current and near term conduct of our business operations and that suitable additional or substitute space at commercially reasonable terms will be available as needed to accommodate any future expansion of our operations.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. As of February 28, 2022, we were not a party to any legal matters or claims that, in the opinion of management, are likely to have a material effect on our business. In the future, we may become party to legal matters and claims in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.  Regardless of outcome, litigation, or other legal proceedings can have an adverse impact on us because of legal fees and settlement costs, diversion of management resources, and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “PMVP” since September 25, 2020.  Prior to that date there was no public trading market for our common stock.

Holders

As of February 28, 2022, there were approximately 8 holders of record of our common stock.  We believe actual number of stockholders is greater than this number of record holders.  The approximate number of holders includes holders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.  This number of holders of record also does not include holders whose share may be held in trust by other entities.

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

The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on January 4, 2021 and its relative performance is tracked through December 31, 2021. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN

among PMV Pharma, the NASDAQ Composite Index and the NASDAQ Biotechnology Index

Comparison of Cumulative Return
140%
120%
100%
80%
60%
40%
20%
0%
1/4/2021
4/4/2021
7/4/2021
10/4/2021
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

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the fiscal year ended December 31, 2021.

Use of Proceeds

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

On October 4, 2021, our shelf registration statement on Form S-3 (File No. 333-260012) was automatically declared effective by the SEC for our future follow-on offering. The potential gross proceeds from this future offering are approximately $150.0 million.  The company has not issued any shares of common stock pursuant to the offering.  There has been no material change in the planned use of proceeds from the follow-on offering as described in the Form S-3 Registration Statement.  None of the expenses associated with the follow-on offering were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to our affiliates.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in “Part I, Item 1A. Risk Factors” and in other parts of this Annual Report on Form 10-K.

A discussion of our financial performance for the year ended December 31, 2021 as compared to the year ended December 31, 2020 appears below under the captions “Results of Operations” and “Liquidity and Capital Resources.” A discussion of our financial performance for the year ended December 31, 2020 compared to the year ended December 31, 2019 can be found in our Annual Report filed on Form 10-K, in the “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the same captions, filed with the SEC on March 3, 2021, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at ir.pmvpharma.com/financial-information/sec-filings. These website addresses are intended to be inactive, textual references only. None of the materials on, or accessible through, these websites are part of this report or are incorporated by reference herein.

Overview

We are a precision oncology company pioneering the discovery and development of small molecule, tumor-agnostic therapies targeting p53. p53 is a well-defined tumor suppressor protein known as the “guardian of the genome,” and normal, or wild-type, p53 has the ability to eliminate cancer cells. However, mutant p53 proteins can be misfolded and lose their wild-type tumor suppressing function. These p53 mutations are found in approximately half of all cancers. The field of p53 biology was established by our co-founder Dr. Arnold Levine when he discovered the p53 protein in 1979. We have leveraged more than four decades of research experience and developed unique insights into p53 to create a precision oncology platform designed to generate selective, small molecule, tumor-agnostic therapies that structurally correct specific mutant p53 proteins to restore their wild-type function. We are deploying our precision oncology platform to target the top ten most frequent, or hotspot, p53 mutations that are collectively associated with approximately 10-15% of all cancers.  In addition, we are expanding the utilization of our platform to target certain cancers where wild-type p53 function is silenced.

Since our formation in March 2013, we have devoted substantially all of our time and efforts to performing research and development activities and raising capital. We are not profitable and have incurred losses in each year since our inception. Our net losses were $57.8 million, $34.4 million, and $25.4 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $167.7 million. We do not currently have any product candidates approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We initiated a Phase 1/2 clinical trial in October 2020 for our lead product candidate, PC14586. In October 2020, we were granted FDA Fast Track Designation of PC14586 for the treatment of patients with locally advanced or metastatic solid tumors that have a p53 Y220C mutation. We dosed our first patient in this clinical trial in the fourth quarter of 2020. We expect that our operating expenses will increase significantly as we advance our product candidates through preclinical and clinical development, seek regulatory approval and prepare for and, if approved, proceed to commercialization; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. Furthermore, we have incurred and will continue to incur additional costs associated with operating as a public company that we did not experience as a private company. We expect to continue to incur significant losses for the foreseeable future.

Our ability to generate product revenue will depend on the successful development, regulatory approval and eventual commercialization of one or more of our product candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through private or public equity or debt financings, collaborative, or other arrangements with corporate sources, or through other sources of financing. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of our product candidates.

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

General and Administrative Expenses

General and administrative expenses include personnel costs, expenses for outside professional services and other allocated expenses. Personnel costs consist of salaries, bonuses, benefits and stock-based compensation. Outside professional services consist of legal, accounting and audit services and other consulting fees. Allocated expenses consist of rent expense related to our office and research and development facility. We have incurred additional expenses as a public company, including expenses related to compliance with the rules and regulations of the SEC, and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities and other administrative and professional services. We have increased our headcount significantly to support our operations as a public company. We also expect to increase our general and administrative expenses as we advance our product candidates through preclinical research and development, manufacturing, clinical development, and commercialization.

Interest Income, Net

Interest income, net primarily consists of interest income from our interest-bearing cash, cash equivalents and marketable securities and interest costs related to amortization of premiums and discounts on our marketable securities.

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations (in thousands):

	Year Ended
	December 31,
Statement of operations data:	2021	2020	Change
Operating expenses:
Research and development	$36,493	$23,933	$12,560
General and administrative	21,800	11,009	10,791
Total operating expenses	58,293	34,942	23,351
Loss from operations	(58,293)	(34,942)	23,351
Other income (expense):
Interest income, net	449	651	(202)
Other income (expense)	21	(143)	164
Total other income (expense)	470	508	(38)
Loss before provision for income taxes	(57,823)	(34,434)	23,389
Provision for income taxes	23	6	17
Net loss	$(57,846)	$(34,440)	$23,406

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Year Ended
	December 31,
Statement of operations data:	2021	2020	Change
Research	$8,296	$7,999	$297
Development	19,436	7,706	11,730
Personnel related	7,321	7,392	(71)
Stock-based compensation	1,440	836	604
Total	$36,493	$23,933	$12,560

Research and development expenses were $36.5 million for the year ended December 31, 2021, compared to $23.9 million for the year ended December 31, 2020. The increase of $12.6 million was primarily due to the following:

•	$0.3 million increase in research expenses, largely driven by increased contractual research organization costs focused on discovery research;

•	$11.7 million increase in development expenses, primarily associated with increased effort advancing our lead compound PC14586 through the Phase 1/2 clinical trial; and
•	$0.5 million increase in expenses for personnel related costs and stock-based compensation, primarily driven by the rise in the Company’s stock value subsequent to the IPO in September 2020.

General and Administrative Expenses

General and administrative expenses were $21.8 million for the year ended December 31, 2021, compared to $11.0 million for the year ended December 31, 2020. The increase of $10.8 million was primarily due to the following:

•	$5.5 million increase in personnel related expenses due to increased headcount to build out general and administrative infrastructure; and
•

$1.1 million increase in finance and legal support, $0.5 million increase in business licenses and fees, $1.9 million increase for directors and officers insurance, and a $1.8 million increase due to facility and equipment related costs for the Company’s new headquarters in Princeton, New Jersey.

Interest Income, Net

Interest income, net primarily consists of interest income from our interest-bearing cash, cash equivalents and marketable securities and interest costs related to amortization of premiums and discounts on marketable securities. Interest income, net was $0.5 million for the year ended December 31, 2021, compared to $0.7 million for the year ended December 31, 2020. The decrease of $0.2 million is driven by decreased interest rates from cash investments in marketable securities and U.S treasuries as of the year ended December 31, 2021.

Liquidity and Capital Resources

Our financial condition is summarized as follows:

	As of December 31,
	2021	2020	Change
Financial assets:
Cash and cash equivalents	$172,467	$361,422	$(188,955)
Marketable securities - current	124,696	—	124,696
Marketable securities - noncurrent	16,911	—	16,911
Total financial assets	$314,074	$361,422	$(47,348)

Working capital:
Current assets	$301,286	$364,761	$(63,475)
Current liabilities	12,219	6,410	5,809
Total working capital	$289,067	$358,351	$(69,284)

Sources of Liquidity

Since our inception, we have not generated any revenue from any product sales or any other sources and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. As of December 31, 2021, we had cash, cash equivalents, and marketable securities of $314 million and an accumulated deficit of $167.7 million. We have financed our operations primarily through issuances of our convertible preferred and common stock. In 2019, we sold an aggregate of 5,469,606 shares of our Series C convertible preferred stock to accredited investors, generating gross proceeds of $61.9 million. In July 2020, we sold an aggregate of 5,321,864 shares of our Series D convertible preferred stock to accredited investors, generating gross proceeds of $70.0 million. In September 2020, we completed an IPO of 13,529,750 shares of our common stock, which includes the exercise in full by the underwriters of their option to purchase 1,764,750 additional shares of common stock, at a public offering price of $18.00 per share for aggregate gross proceeds of $243.5 million. We received $223.2 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us.  In October 2021, we filed a shelf registration statement on Form S-3, which may result in aggregate gross process of up to $150.0 million. We did not sell any shares pursuant to the shelf registration statement and did not receive any gross proceeds in fiscal year 2021.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with CROs and other vendors to assist in the performance of our research and development activities and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments.

In January 2021, we signed a lease for 50,581 square feet of office and laboratory space at One Research Way in Princeton, New Jersey.  That lease term extends through 2032, has a five-year extension option, and is intended to replace our two existing facilities.  Payments under this lease will total $19.6 million through May 2032. Amounts related to future lease payments as of December 31, 2021 totaled $20.4 million, with $1.4 million to be paid within the next 12 months.

Plan of Operation and Future Funding Requirements

We use our capital resources primarily to fund operating expenses, primarily research and development expenditures. We plan to increase our research and development expenses for the foreseeable future as we continue the preclinical development and move into clinical development of our product candidates. At this time, due to the inherently unpredictable nature of preclinical and clinical development and given the early stage of our product candidates, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval and commercialize our current product candidates or any future product candidates, if at all. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or whether, or when, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

Due to our significant research and development expenditures, we have generated substantial operating losses in each period since inception. We have incurred an accumulated deficit of $167.7 million through December 31, 2021. We expect to incur substantial additional losses in the future as we expand our research and development activities.

Our cash operating expenditures were $46.6 million in 2021 and $32.7 million in 2020, and we expect to increase our investment in operations in 2022.  Based on our research and development plans, we expect that our cash balances as of December 31, 2021 will be sufficient to fund our operations at least through 2023.

We have based this estimate on assumptions that may prove to be wrong, however, and we could use our capital resources sooner than we expect.

The timing and amount of our operating expenditures will depend largely on:

•	the timing and progress of preclinical and clinical development activities;
•	the number and scope of preclinical and clinical programs we decide to pursue;
•	the timing and amount of milestone payments we may receive under any future collaboration agreements;
•	our ability to maintain future business licenses and research and development programs and to establish new collaboration arrangements;
•	the costs involved in prosecuting and enforcing patent and other intellectual property claims;

•	the cost and timing of regulatory approvals; and
•	our efforts to enhance operational systems and hire additional personnel, including personnel to support development of our product candidates and satisfy our obligations as a public company.

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

Cash Flows

The following table summarizes our cash flows for the period indicated (in thousands):

	Year Ended
	December 31,
	2021	2020	2019
Cash used in operating activities	$(46,571)	$(32,739)	$(22,065)
Cash (used in) provided by investing activities	(143,584)	27,911	3,231
Cash provided by financing activities	2,022	292,972	61,805
Net (decrease) increase in cash and cash equivalents	$(188,133)	$288,144	$42,971

Operating Activities

Net cash used in operating activities for the year ended December 31, 2021, was $46.6 million, which consisted primarily of net loss of $57.8 million decreased by non-cash charges of $7.2 million and a net change of $4.1 million in our net operating assets. The non-cash charges primarily consisted of stock-based compensation of $5.3 million, depreciation of $0.9 million, and non-cash lease expense of $1.0 million. The change in our net operating assets and liabilities was primarily due to a decrease in prepaid expenses and other assets, an increase in accrued expenses, and an increase in outstanding payables.

Net cash used in operating activities for the year ended December 31, 2020, was $32.7 million, which consisted primarily of a net loss of $34.4 million decreased by non-cash charges of $2.5 million and increased by a net change of $0.9 million in our net operating assets. The non-cash charges primarily consisted of stock-based compensation of $1.9 million and depreciation of $0.3 million. The change in our net operating assets and liabilities was primarily due to an increase in current assets, accompanied by a decrease in outstanding payables, and an increase in accrued compensation and accrued liabilities in 2020.

Investing Activities

Our investing activities used $143.6 million of cash during the year ended December 31, 2021, which consisted primarily of purchases of marketable securities of $256.8 million, along with purchase of property and equipment of $1.3 million partially offset by maturities of marketable securities of $114.6 million.

Our investing activities provided $28.0 million of cash during the year ended December 31, 2020, which consisted primarily of maturities of marketable securities of $42.6 million, partially offset by purchases of marketable securities of $14.5 million and purchases of property and equipment of $0.1 million.

Financing Activities

Our financing activities provided $2.0 million of cash during the year ended December 31, 2021, which consisted primarily of proceeds from the exercise of stock options.

Our financing activities provided $293.0 million of cash during the year ended December 31, 2020, which consisted primarily of gross IPO proceeds of $243.5 million and Series D Preferred Stock issuance proceeds of $70.0 million, offset by equity issuance costs of $20.6 million.

Critical Accounting and Estimates

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

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 of the notes to our audited financial statements for the year ended December 31, 2021 included elsewhere in this Annual Report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks.

We had cash, cash equivalents, and marketable securities of $314.1 million and restricted cash of $0.8 million as of December 31, 2021.  The company’s cash equivalents consist of interest-bearing U.S. treasury securities and money market funds. Our exposure due to changes in interest rates is not material due to the nature and amount of our money-market funds and short-term marketable securities.

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

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of PMV Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PMV Pharmaceuticals, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Research and Development Expenses
Description of the Matter

As disclosed in Note 2 to the financial statements, the Company is required to estimate research and development expenses from its obligations under contracts and purchase orders with vendors, clinical research organizations, clinical manufacturing organizations and others and for clinical site agreements at each balance sheet date.  The Company recorded accrued expenses for the research and development expenses, which are included in accrued expenses on the December 31, 2021 balance sheet, and prepaid research and development expenses, which are included in prepaid expenses and other current assets on the December 31, 2021 balance sheet. The amounts recorded for accrued research and development expenses and for the related prepaid expenses, within the aforementioned balance sheet captions, represent the Company’s estimate of the unpaid and prepaid research and development expenses based on the progress of the research and development services compared to the amounts paid for those services through December 31, 2021.

Auditing the Company’s accrued research and development expenses and related prepaid expenses involved a high degree of subjectivity due to the estimation required by management in determining the progress to completion of services that have been performed that will be invoiced by the vendors, clinical research organizations and consultants and under clinical site agreements subsequent to the date that the financial statements are issued.

How We Addressed the Matter in Our Audit

We obtained an understanding and evaluated the design and tested the operating effectiveness of controls over the accounting for research and development expenses. This included controls over management's assessment of the assumptions and accuracy of data underlying the research and development accruals and prepaid estimates.

To test the research and development accruals and prepaid expenses, our audit procedures included, among others, reviewing a sample of agreements with the service providers to corroborate key financial and contractual terms, and testing the accuracy and completeness of the underlying data used in the accrual and prepaid expense computations. We also evaluated management’s estimates of the progress of a sample of research and development activities by making direct inquiries of the Company’s operations personnel that oversee the external research and development activities and obtaining information directly from certain service providers about the service providers’ estimate of costs that had been incurred through December 31, 2021. Additionally, we assessed the historical accuracy of management’s estimates when evaluating the current period estimate. To evaluate the completeness of the accruals, we also examined subsequent invoices from the service providers and cash disbursements to the service providers, to the extent such invoices were received, or payments were made prior to the date that the financial statements were issued.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Philadelphia, Pennsylvania

March 1, 2022

PMV Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$172,467	$361,422
Restricted cash	822	—
Marketable securities, current	124,696	—
Prepaid expenses and other current assets	3,301	3,339
Total current assets	301,286	364,761
Property and equipment, net	3,090	569
Marketable securities, noncurrent	16,911	—
Right-of-use assets, operating leases	10,060	—
Other assets	221	201
Total assets	$331,568	$365,531
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,189	$1,607
Accrued expenses	8,627	4,803
Operating lease liability, current	403	—
Total current liabilities	12,219	6,410
Operating lease liability, noncurrent	10,790	—
Total liabilities	23,009	6,410
Stockholders' equity:
Preferred stock, $0.00001 par value, 5,000,000 shares authorized as of December 31, 2021 and December 31, 2020. No shares issued or outstanding as of December 31, 2021 and December 31, 2020.	—	—
Common stock, $0.00001 par value, 1,000,000,000 shares authorized; 45,433,684 and 44,777,818 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively.	—	—
Additional paid-in capital	476,363	469,001
Accumulated deficit	(167,726)	(109,880)
Accumulated other comprehensive loss	(78)	—
Total stockholders' equity	308,559	359,121
Total liabilities and stockholders’ equity	$331,568	$365,531

The accompanying notes are an integral part of these financial statements.

PMV Pharmaceuticals, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Operating Expenses:
Research and development	$36,493	$23,933	$20,759
General and administrative	21,800	11,009	5,878
Total operating expenses	58,293	34,942	26,637
Loss from operations	(58,293)	(34,942)	(26,637)
Other income (expense):
Interest income, net	449	651	1,301
Other income (expense)	21	(143)	(8)
Total other income (expense)	470	508	1,293
Loss before provision for income taxes	(57,823)	(34,434)	(25,344)
Provision for income taxes	23	6	8
Net loss	(57,846)	(34,440)	(25,352)
Unrealized (losses) gains on marketable securities, net of tax	(78)	3	10
Comprehensive loss	$(57,924)	$(34,437)	$(25,342)
Net loss per share—basic and diluted	$(1.28)	$(2.40)	$(8.35)
Weighted-average common shares outstanding	45,137,656	14,364,475	3,035,243

The accompanying notes are an integral part of these financial statements.

PMV Pharmaceuticals, Inc.

Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(in thousands except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2018	17,396,640	$107,228	3,012,284	$—	$3,961	$(13)	$(50,088)	$(46,140)
Issuance of Series C convertible preferred stock, net of issuance costs of $168	5,469,606	61,705	—	—	—	—	—	—
Exercise of stock options	—	—	33,916	—	100	—	—	100
Stock-based compensation expense	—	—	—	—	908	—	—	908
Net loss	—	—	—	—	—	—	(25,352)	(25,352)
Unrealized gain on available for sale investments	—	—	—	—	—	10	—	10
Balances at December 31, 2019	22,866,246	$168,933	3,046,200	$—	$4,969	$(3)	$(75,440)	$(70,474)
Issuance of Series D convertible preferred stock, net of issuance costs of $208	5,321,864	69,790	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock	(28,188,110)	(238,723)	28,188,110	—	238,723	—	—	238,723
Exercise of warrants	—	—	9,688	—	194	—	—	194
Issuance of common stock, net of issuance costs of $20,359	—	—	13,529,750	—	223,176	—	—	223,176
Exercise of stock options	—	—	4,070	—	6	—	—	6
Stock-based compensation expense	—	—	—	—	1,933	—	—	1,933
Net loss	—	—	—	—	—	—	(34,440)	(34,440)
Unrealized gain on available for sale investments	—	—	—	—	—	3	—	3
Balance at December 31, 2020	—	$—	44,777,818	$—	$469,001	$—	$(109,880)	$359,121
Exercise of stock options and common stock issued under the 2020 ESPP	—	—	655,866	—	2,022	—	—	2,022
Stock-based compensation expense	—	—	—	—	5,340	—	—	5,340
Net loss	—	—	—	—	—	—	(57,846)	(57,846)
Unrealized loss on available for sale investments	—	—	—	—	—	(78)	—	(78)
Balance As of December 31, 2021	—	$—	45,433,684	$—	$476,363	$(78)	$(167,726)	$308,559

The accompanying notes are an integral part of these financial statements.

PMV Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Cash flows from operating activities:
Net loss	$(57,846)	$(34,440)	$(25,352)
Adjustments to reconcile net loss to net cash used in operating activities: activities:
Stock-based compensation	5,340	1,933	908
Depreciation	307	318	388
Amortization of premiums on marketable securities	550	152	62
Non-cash lease expense	974	—	—
Other	(19)	143	8
Change in operating assets and liabilities:
Prepaid expenses and other assets	38	(2,732)	(275)
Accounts payable	191	(1,230)	1,799
Accrued expenses	3,894	3,117	397
Net cash used in operating activities	(46,571)	(32,739)	(22,065)
Cash flows from investing activities:
Acquisition of property and equipment	(1,349)	(148)	(109)
Purchase of marketable securities	(256,845)	(14,512)	(43,452)
Maturities of marketable securities	114,610	42,571	46,792
Net cash (used in) provided by investing activities	(143,584)	27,911	3,231
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net issuance costs	—	69,790	61,705
Proceeds from the issuance of common stock, net	—	223,176	—
Proceeds from exercise of stock options	2,022	6	100
Net cash provided by financing activities	2,022	292,972	61,805
Net (decrease) increase in cash, cash equivalents, and restricted cash	(188,133)	288,144	42,971
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash—beginning of period	361,422	73,278	30,307
Cash, cash equivalents, and restricted cash—end of period	$173,289	$361,422	$73,278
Supplemental disclosures of noncash investing activities
Lease incentives used for leasehold improvements	$(88)	$—	$—
Accrued purchases of property and equipment	$1,391	$—	$—
Supplemental disclosures of noncash financing activities
Conversion of convertible preferred stock to common stock	$—	$238,723	$—
Conversion of warrant liability to common stock	$—	$194	$—
Supplemental disclosures of cash flow information
Cash paid for income tax	$23	$6	$8

The accompanying notes are an integral part of these financial statements.

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2021 and 2020

(in thousands except share and per share amounts)

1.  Formation and Business of the Company

Organization

PMV Pharmaceuticals, Inc. (the “Company”) was incorporated in the state of Delaware in March 2013. Since inception, the Company has devoted substantially all of its time and efforts to performing research and development activities and raising capital. The Company is a precision oncology company pioneering the discovery and development of small molecule, tumor-agnostic therapies targeting p53. The Company’s headquarters are located in Cranbury, New Jersey.

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

On September 25, 2020, the Company completed an initial public offering (the “IPO”) of 13,529,750 shares of common stock, at a public offering price of $18.00 per share including the exercise in full by the underwriters of their option to purchase up to 1,764,750 additional shares of commons stock, for aggregate gross proceeds of $243,536 and its shares started trading on The Nasdaq Global Select Market under the ticker symbol “PMVP.”  The Company received $223,176 in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by the Company.  In connection with the closing of the IPO, all of the Company’s outstanding shares of convertible preferred stock automatically converted into 28,188,110 shares of common stock.

The Company has incurred net losses and negative cash flows from operations since it’s inception. During the year ended December 31, 2021, the Company incurred a net loss of $57,846 and used $46,571 of cash for operations. As of December 31, 2021, the Company had an accumulated deficit of $167,726.  Cash, cash equivalents, and marketable securities were $314,074 as of December 31, 2021.  Management expects to incur substantial additional operating losses for the next several years and may need to obtain additional debt or equity financings in order to complete development of its products, obtain regulatory approvals, launch and commercialize its products and continue research and development programs.  The Company believes it has adequate cash and cash equivalents to operate for at least the next twelve months from the date of issuance of these financial statements.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry.

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2021 and 2020

(in thousands except share and per share amounts)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, research and development costs, accrued research and development costs and related prepaid expenses, and the fair values of common stock, convertible preferred stock and stock-based compensation. Actual results could differ materially from those estimates.

The length of time and full extent to which the COVID-19 pandemic directly or indirectly impacts our business, results of operations and financial condition, including expense, the supply chain, clinical trials, research and development costs, and employee-related costs, depends on future developments that are highly uncertain, subject to change and are difficult to predict, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19 as well as the economic impact on local, regional, national and international customers and markets. We have made estimates of the impact of the COVID-19 pandemic within our consolidated financial statements and there may be changes to those estimates in future periods.

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

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2021 and 2020

(in thousands except share and per share amounts)

to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

Cash, Cash Equivalents and Marketable Securities

Management considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

The Company’s marketable debt securities have been classified and accounted for as available-for-sale. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term. As of December 31, 2021, the company’s long-term marketable debt securities have maturity dates no more than two years. The Company’s marketable debt securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive loss in stockholders’ equity.  Premiums and discounts on marketable debt securities are amortized into earnings over the life of the security. For the years ending December 31, 2021, 2020, and 2019, the company recorded, $550, $152, and $62 of amortization, respectively.

Restricted cash as of December 31, 2021 included a $822 deposit at the Company’s commercial bank underlying a stand-by letter of credit issued in favor of a landlord (See Note 6) and is classified in current assets.

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

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2021 and 2020

(in thousands except share and per share amounts)

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

Impairment of Long-Lived Assets

Long-lived assets, are tested for recoverability whenever events or changes in the business environment indicate that the carrying amount of the assets may not be fully recoverable. Factors considered by the Company when deciding when to perform an impairment review include significant underperformance of the business against expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows resulting from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows resulting from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its current fair value. To date, the Company has not recorded any impairment losses on long-lived assets.

Comprehensive Income/Loss

The Company recorded $(78), $3, and $10 in other comprehensive (loss) income related to unrealized (losses) gains on marketable securities, net of tax for the years ended December 31, 2021, 2020, and 2019, respectively. The Company presents comprehensive income in a single statement within its financial statements.

Research and Development Expenses

All costs associated with research and development are expensed as incurred.  Research and development expenses include costs directly attributable to the conduct of research and development programs, including compensation costs, which includes allocated stock-based compensation, salary payroll taxes, employee benefits; materials; supplies; depreciation on and maintenance of research equipment; the cost of services provided by outside contractors; and the allocable portions of facility costs, such as rent, utilities, insurance, repairs and maintenance, depreciation, and general support services. The Company records accruals for estimated research and development expenses, comprising payments for work performed by third party vendors, clinical research organizations, clinical manufacturing organizations and others. Some of these vendors bill monthly based on actual services performed, while others bill periodically based upon achieving certain contractual milestones. For the latter, the Company accrues the expenses as goods or services are used or rendered. Research and development activities related to patient enrollment are accrued as patients enter and progress through the trial.  In the event that we prepay fees, we record the prepayment as a prepaid asset and periodically evaluate the prepaid asset in conjunction with the related accrued research and development expenses.

Convertible Preferred Stock

The Company’s convertible preferred stock was classified outside of stockholders’ deficit because the shares contained deemed liquidation rights that were a contingent redemption feature not solely within the control of the

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2021 and 2020

(in thousands except share and per share amounts)

Company. The Company’s policy is not to accrete the carrying value and related issuance costs of the convertible preferred stock to its redemption value until it is probable that the security will become redeemable. The convertible preferred stock converted to common stock in connection with the Company’s Initial Public Offering (“IPO”) on September 25, 2020.

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

The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. Due to the lack of a public market for the Company’s common stock until September 2020 and lack of company-specific historical and implied volatility data, the Company has based its computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to the Company, including stage of product development and life science industry focus. The historical volatility is calculated based on a period of time commensurate with expected term assumption. The Company uses the simplified method to calculate the expected term for options granted to employees whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the options due to its lack of sufficient historical data. The risk-free interest rate is based on U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The expected dividend yield is assumed to be zero as the Company

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2021 and 2020

(in thousands except share and per share amounts)

has never paid dividends and has no current plans to pay any dividends on its common stock. The Company recognizes forfeitures as they occur.

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

Net Loss per Common Share

Basic net loss per share is computed using the “two-class” method which includes the weighted average number of shares of common stock outstanding during the period and other securities that participate in dividends (a participating security). The Company’s convertible preferred stock are participating securities as defined by ASC 260-10, Earnings per Share. During the periods where the Company incurs net losses, the Company allocates no loss to participating securities because these securities have no contractual obligation to share in the losses of the Company. Under the two-class method, basic net loss per share applicable to common stockholders is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed similar to basic net loss per share except that the denominator is increased to include the number of additional shares for the potential dilutive effects of a warrant, convertible preferred stock and stock options outstanding during the period calculated in accordance with the treasury stock method, or the two-class method, whichever is more dilutive. The Company allocates net earnings on a pari passu (equal) basis to both common and preferred stockholders. Net losses are not allocated to preferred stockholders as they do not have an obligation to share in the Company’s net losses. For all periods presented, basic and diluted net loss per share are the same, as any additional share equivalents would be anti-dilutive.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes ("ASC 740"), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and law that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2021 and 2020

(in thousands except share and per share amounts)

assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company evaluates annually the realizability of the deferred tax assets by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. In 2021 and 2020, the Company recorded a full valuation allowance for the deferred tax assets based on the historical loss and the uncertainty regarding the ability to project future taxable income. In future periods if the Company is able to generate income, the Company may reduce or eliminate the valuation allowance.

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

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2021 and 2020

(in thousands except share and per share amounts)

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

In January 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a “Public Health Emergency of International Concern,” which continues to spread throughout the world. The outbreak has adversely impacted global commercial activity and contributed to significant volatility in financial markets. The COVID-19 outbreak and government responses are creating disruption in global supply chains and adversely impacting many industries. The outbreak could have a continued material adverse impact on economic and market conditions.  The Company continues to monitor the impact of the COVID-19 outbreak closely.

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2021 and 2020

(in thousands except share and per share amounts)

3.  Financial Instruments and Fair Value Measurements

The Company’s financial instruments consist of money market funds, U.S. government debt securities and corporate debt securities. The following tables show the Company’s cash equivalents and available-for-sale securities’ carrying amounts and fair values as of December 31, 2021 and 2020:

	As of December 31, 2021
	Carrying Amount	Fair Value	Quoted priced in active markets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Financial assets
Money market funds	$40,960	$40,960	$40,960	$–	$–
Corporate securities	227,362	227,362	–	227,362	–
Government securities	42,245	42,245	–	42,245	–
Total financial assets	$310,567	$310,567	$40,960	$269,607	$–

	As of December 31, 2020
	Carrying Amount	Fair Value	Quoted priced in active markets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Financial assets
Money market funds	$240,033	$240,033	$240,033	$–	$–
Corporate securities	120,008	120,008	–	120,008	–
Total financial assets	$360,041	$360,041	$240,033	$120,008	$–

Cash and Cash Equivalents – As of December 31, 2021, the company had cash of $3,508 and cash equivalents of $168,960.  Cash equivalents consisted of money market funds of $40,960 and corporate debt securities of $128,000. Cash equivalents of $360,041 as of December 31, 2020 consisted of money market funds of $240,033 and corporate debt securities of $120,008. Money market funds are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets, whereas corporate debt securities are classified within level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are observable for the asset or liability either directly or indirectly.

Marketable Securities – Marketable securities of $141,607 as of December 31, 2021 consisted of corporate debt securities of $99,362 and government debt securities of $42,245. There were $124,696 current marketable securities and $16,911 noncurrent marketable securities as of December 31, 2021. There were no marketable securities as of December 31, 2020.

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2021 and 2020

(in thousands except share and per share amounts)

4.  Property and Equipment, Net

	December 31,
	2021	2020
Machinery & equipment	$2,261	$1,989
Computers	8	8
Furniture & fixtures	9	9
Leasehold improvements	161	73
Assets not placed in service	2,519	51
Total property and equipment	4,958	2,130
Less: Accumulated depreciation	(1,868)	(1,561)
Property and equipment, net	$3,090	$569

Depreciation expense for the years ended December 31, 2021, 2020, and 2019 was $307, $318, and $388, respectively.

5.  Accrued Expenses

Accrued expenses consists of the following:

	December 31,
	2021	2020
Accrued compensation	$3,797	$3,109
Accrued research and development costs	4,734	1,595
Other accrued liabilities	96	99
Total	$8,627	$4,803

6.  Commitments and Contingencies

Operating Leases

In June 2015, the Company executed a noncancelable operating lease for approximately 13,000 square feet of laboratory, research and development, and office space in Cranbury, New Jersey for an initial base rent of $20.00 per square foot. This location operates as the Company’s current headquarters.

In June 2017, the Company obtained an additional noncancelable operating lease for about 6,000 square feet of laboratory space in the same corporate center at an initial rental rate at $22.00 per square foot. As a result of the additional space, both leases will expire June 2022, with an option to renew on a month-to-month basis, with an increase in base rent as per the lease, for up to an additional year. Both leases include a common area maintenance expense for $3.00 per square foot with an increase of 3% on the first month of each calendar year during the lease term and a management fee of 3% of the base rent. The Company is obligated to pay, on a pro-rata basis, real estate taxes and operating costs related to the premises.

In August 2018, the Company executed two noncancelable operating leases. One lease for approximately 6,000 square feet for vivarium, laboratory and general office space in South Brunswick, New Jersey. The initial annual base rent is $15.50 per square foot and a management fee of 3% of the base rent. The Company is obligated to pay, on a pro-rata basis, insurance premiums, real estate taxes and operating costs related to the premises. The

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2021 and 2020

(in thousands except share and per share amounts)

lease expires in July 2022, with an option to renew on a month-to-month basis, with an increase in base rent as per the lease, for up to an additional year. The second lease is for office space in Lexington, Massachusetts, that expires August 2023, with an option to renew for a one-time, three-year extension. The initial annual base rent is $28.50 per square foot and will increase $1.00 per square foot at the end of each rent year.

In 2018, the company received a lease incentive for the buildout of 420 Bedford Street in Lexington, MA. The Company was given an allowance for $165 on behalf of the lessor for construction of office space. Management recognizes this allowance as a lease incentive in its Right-of-Use asset and straight-lines the allowance throughout the term of the lease.  As of December 31, 2021, the remaining rent incentive pertaining to the Lexington, MA lease totaled $64.

In January 2021, the Company signed a lease for 50,581 square feet of office and laboratory space at One Research Way in Princeton, New Jersey.  The Company intends to complete the relocation of their headquarters from Cranbury, NJ to One Research Way in Princeton NJ in late 2022. That lease term extends through 2032, has a five-year extension option, and is intended to replace our two existing facilities and the space is expected to become the Company’s future headquarters. Payment under this lease will total $19.6 million through May 2032. The Company received a lease incentive of $4.1 million from the lessor for a buildout of laboratory, vivarium, and office space, to be reimbursed to the Company in 2022. Management estimated the timing and amounts of reimbursements and included them as a reduction of lease payments when initially measuring the lease liability and right-of-use asset upon commencement.

The components of lease cost for the year ended December 31, 2021 are as follows:

(in thousands)	Year Ended December 31, 2021
Operating lease cost	$1,691
Variable lease cost	704
Total lease cost	$2,395

Amounts reported in the balance sheet for leases where the Company is the lessee as of December 31, 2021 were as follows, in thousands:

Operating Leases:	Year Ended December 31, 2021
Right-of-use assets, operating leases	$10,060

Operating lease liabilities, current	$403
Operating lease liabilities, non-current	10,790
Total operating lease liabilities	$11,193

Weighted-average remaining lease term (years)	10.02
Weighted-average discount rate	5.75%

Other information related to leases for the year ended December 31, 2021 is as follows, in thousands:

Cash paid for amounts included in the measurement of lease liabilities	$717
Leased assets obtained in exchange for new operating lease liabilities	10,318

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2021 and 2020

(in thousands except share and per share amounts)

Future minimum lease payments, net of reimbursements, remaining as of December 31, 2021 under operating leases by fiscal year were as follows, in thousands:

Fiscal year
2022	$(2,609)
2023	1,833
2024	1,814
2025	1,869
2026	1,925
Thereafter	11,477
Total minimum lease payments	$16,309
Less: Amounts representing imputed interest	(5,116)
Present value of lease liabilities	$11,193

Rent expense recorded for the years ended December 31, 2021 and 2020 were $1,691 and $561, respectively.

The company currently subleases the office space at 420 Bedford Street in Lexington, MA to another company.  This sublease agreement expires in August, 2023.  In April 2021, the company entered into a sublease agreement with the previous tenants of the office space at One Research Way in Princeton, NJ, from April 2021 to July 2021. As of December 31, 2021, sublease income for the Company was $116.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when future expenditures are probable and such expenditures can be reasonably estimated.

Commitments

As of December 31, 2021, there were no purchase commitments with third-party suppliers.

7.  Convertible Preferred Stock

As of December 31, 2019, the Company’s Certificate of Incorporation, as amended and restated, authorized the Company to issue up to 22,883,426 shares of convertible preferred stock with a par value of $0.00001 per share. 1,657,903 shares were designated as Series Seed convertible preferred stock (Series Seed Preferred), 8,076,985 shares were designated as Series A convertible preferred stock (Series A Preferred), 7,672,560 shares were designated as Series B convertible preferred stock (Series B Preferred) and 5,475,978 shares were designated as Series C convertible preferred stock (Series C Preferred).  As of December 31, 2019, the Company had an aggregate of 22,866,246 shares of Series Seed Preferred, Series A Preferred, Series B Preferred and Series C Preferred (collectively, “Preferred Stock”) issued and outstanding.  All share amounts presented are reverse-split adjusted.

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2021 and 2020

(in thousands except share and per share amounts)

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

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2021 and 2020

(in thousands except share and per share amounts)

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

Conversion:

Each share of Preferred Stock is convertible into shares of common stock, at the option of the holder, at any time after date of issuance. Each share of Preferred Stock automatically converts to the number of shares of common stock determined in accordance with the conversion rate upon the earlier of (i) written consent of two-thirds of the then outstanding shares of Preferred Stock, voting together as a single class, and written consent of the majority of the then outstanding shares of Series C Preferred or (ii) the closing of a public offering, in which the gross cash proceeds are at least $40,000 and the initial offering price to the public is at least $11.3121 per share (as adjusted for any stock splits, stock dividends, combinations, subdivisions, recapitalizations, reorganizations, reclassifications or the like). As of December 31, 2019, the conversion price for each share of Series Seed Preferred, Series A Preferred, Series B Preferred and Series C Preferred is $1.8517, $3.7266, $9.6093 and $11.3121, respectively.

8.  Common Stock

The Company is authorized to issue up to 1,000,000,000 shares of common stock with a par value of $0.00001 per share, and 5,000,000 shares of preferred stock with a par value of $0.00001 per share. As of December 31, 2021 and 2020, there were 45,433,684 and 44,777,818 shares of common stock issued and outstanding, respectively.

Common stockholders are entitled to receive dividends if and when declared by the board of directors subject to the rights of any preferred stockholders.  As of December 31, 2021, no dividends on common stock had been declared by the Company.

As of December 31, 2021 and 2020, the Company had reserved shares of common stock for issuance as follows:

	December 31,
	2021	2020
Options issued and outstanding	4,246,007	4,090,970
Shares available for future stock option grants	4,951,680	4,609,725
Shares available for employee stock purchase plan	801,464	400,752
Total	9,999,151	9,101,447

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2021 and 2020

(in thousands except share and per share amounts)

9   Stock Plan

2020 Equity Incentive Plan

The 2020 Equity Incentive Plan (the “2020 Plan”) was approved by the board of directors on September 24, 2020.  The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares of common stock initially reserved for issuance under the 2020 Plan is 4,406,374, which shall be increased, upon approval by the board of directors, on January 1, 2021 and each January 1 thereafter, in an amount equal to the least of (i) 4,406,374 shares of common stock, (ii) five percent (5%) of the outstanding common stock on the immediately preceding December 31, or (iii) such number of common stock determined by the board of directors no later than the immediately preceding December 31.  For 2021, the board of directors exercised its discretion under clause (iii) to increase the number of shares of common stock reserved for issuance under the 2020 Plan by a lesser amount of 1,363,084 shares, effective as of January 1, 2022. As of December 31, 2021, there were 4,951,680 shares available for issuance under the 2020 Plan.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was approved by the board of directors on September 24, 2020.  A total of 400,752 shares of common stock were initially reserved for issuance under this plan, which shall be increased, upon approval by the board of directors, on January 1, 2021 and each January 1 thereafter, to the lesser of (i) 801,504 shares of common stock, (ii) 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the board of directors or any of its committees no later than the last day of the immediately preceding fiscal year.  For 2021, the 2020 ESPP reserved shares were increased under clause (iii) by zero shares, effective as of January 1, 2022. On November 19, 2021, employees exercised their right to purchase 10,480 shares under the 2020 ESPP.  As of December 31, 2021, 47,066 shares are issued or outstanding, and there were 801,464 shares available for issuance, under the 2020 ESPP.

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

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2021 and 2020

(in thousands except share and per share amounts)

Stock-Based Compensation

The following table summarizes option activity for the year ended December 31, 2021:

		Options Outstanding
				Weighted- Average
			Weighted	Remaining	Aggregate
	Shares	Number	Average	Contractual	Intrinsic
	Available	of	Exercise	Life	Value
	for Grant	Options	Price	(in years)	(in 000s)
Balances, December 31, 2020	4,609,725	4,090,970	$3.14	7.13	$238,792
Shares reserved for issuance	1,343,334	–
Options retired under 2013 Equity Plan	(237,542)	–
Options granted	(807,180)	807,180	$29.22
Options forfeited / cancelled	43,343	(43,343)	$6.89
Options exercised	–	(608,800)	$2.03
Balances, December 31, 2021	4,951,680	4,246,007	$8.22	6.86	$68,506
At December 31, 2021
Vested and expected to vest		4,246,007	$8.22	6.86	$68,506
Exercisable		2,668,149	$3.48	5.80	$52,952

The weighted average grant date fair value of stock options granted during the year ended December 31, 2021 and 2020 was $20.03 and $3.34, respectively.

The aggregate intrinsic value of options vested and exercisable as of December 31, 2021 and 2020 is calculated based on the difference between the exercise price and the fair value of our common stock.  The intrinsic value of options exercised in 2021 and 2020 was $18,534 and $245, respectively.

As of December 31, 2021, the total compensation cost related to nonvested service-based awards not yet recognized is $15,708.  The weighted-average period over which the nonvested awards is expected to be recognized is 3.1years.

The Company estimated the fair value of stock options using the Black-Scholes options valuation model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following assumptions:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.35% - 1.30%	0.31% - 1.51%	1.49% - 2.51%
Expected life (in years)	5.50 - 6.44	4.92 - 6.40	5.27 - 6.37
Dividend yield	0%	0%	0%
Expected volatility	76.50% - 79.90%	70.70% - 77.60%	72.07% - 72.69%

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2021 and 2020

(in thousands except share and per share amounts)

The weighted average assumptions used to estimate the fair value of stock options granted and stock purchase rights under the ESPP are as follows:

Year Ended December 31, 2021
Risk-free interest rate	0.04%
Expected life (in years)	0.50
Dividend yield	0%
Expected volatility	77.83%

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

Stock-based compensation expense recorded under ASC 718 related to options granted was allocated to research and development and general and administrative expense as follows:

	For the Years Ended December 31,
	2021	2020	2019
Research and development	$1,440	$836	$302
General and administrative	3,900	1,097	606
Total stock-based compensation	$5,340	$1,933	$908

10.  Income Taxes

The income tax provision for the years ended December 31, 2021, 2020, and 2019 are as follows (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Current:
Federal	$-	$-	$-
State	23	6	8
Total current	23	6	8
Deferred:
Federal	$-	$-	$-
State	-	-	-
Total deferred	-	-	-
Total Provision	$23	$6	$8

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2021 and 2020

(in thousands except share and per share amounts)

A reconciliation of income tax computed at the statutory federal income tax rate to the provision for income taxes included in the accompanying statements of operations for the Company is as follows:

	For the Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Income tax provision at statutory rate	21%	21%	21%
State income taxes, net of federal benefit	9%	8%	7%
Tax credits	3%	2%	1%
Stock compensation	5%	(1)%	0%
Other	(1)%	0%	0%
Change in valuation allowance	(37)%	(30)%	(29)%
Effective income tax rate	0%	0%	0%

For the years ended December 31, 2021, 2020, and 2019, the Company’s effective tax rate is below the federal statutory income tax rate of 21% primarily due to state income taxes, net of federal benefit and the Company’s position to establish a full valuation allowance on its deferred tax assets.

The tax effect of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$45,231	$27,511
Stock compensation	1,587	748
Research and development credits	4,593	2,414
Accruals and reserves	1,033	830
Operating lease liabilities	3,175	-
Total deferred tax assets	55,619	31,503
Valuation allowance	(52,728)	(31,458)
Deferred tax assets recognized	2,891	45
Deferred tax liabilities:
Right-of-use assets	(2,854)	-
Fixed assets and depreciation	(37)	(45)
Total deferred tax liabilities	(2,891)	(45)
Net deferred tax assets	$-	$-

The Company has recorded a valuation allowance for its deferred tax assets that it does not believe will be realizable at a more likely than not level based on analysis of all available sources of taxable income.

As of December 31, 2021 and 2020, the Company had federal net operating loss carryforwards of $159,886 and $97,665, respectively. As of December 31, 2021, the Company had state net operating loss carryforwards for New Jersey, California and Massachusetts of approximately $154,972, $4,912, and $4,640 respectively. At December 31, 2020, the Company had state net operating loss carryforwards for New Jersey, California and Massachusetts of approximately $92,805, $4,912 and $950, respectively.  Federal net operating loss carryforwards of $27,515 expire beginning in the year 2033. State net operating loss carryforwards begin to expire in the year

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2021 and 2020

(in thousands except share and per share amounts)

2033.  Net operating loss carryforwards related to tax years after 2017 of $132,371 do not expire. The Company also has federal and state research and development credit carryforward of approximately $6,588 and $3,470 as of December 31, 2021 and 2020, respectfully. The federal credits will begin to expire in 2034 if not utilized.  The California state credits carryforward indefinitely and the New Jersey state credits expire starting in 2022. The above net operating losses and research and development credits are subject to Sections 382 and 383 of the Internal Revenue Code. In the event of a change in ownership as defined by these code sections, the usage of the net operating losses and research and development credits may be limited.

The Company accrues interest and penalties related to unrecognized tax benefits in the Provision for income taxes line item in the statements of operations and comprehensive loss. As of December 31, 2021 and 2020, the Company had not accrued any interest or penalties related to uncertain tax positions.

If the ending balance of $1,654 and $877 of unrecognized tax benefits as of December 31, 2021 and 2020, respectively, were recognized, none of the recognition would affect the income tax rate. The following table summarized the activity related to the Company’s unrecognized tax benefits:

	For the Years Ended
	December 31, 2021	December 31, 2020
Unrecognized tax benefits, beginning of year	$877	$543
Increases related to prior year tax positions	43	5
Increases related to current year tax positions	734	329
Unrecognized tax benefits, end of year	$1,654	$877

The Company does not anticipate any material change in its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business.

The Company files U.S. federal and state income tax returns with varying statutes of limitations. The Company’s tax years 2013 to 2021 will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss credits.

11.  Net Loss per Share

The Company’s convertible preferred stock does not participate in losses. The Company excluded all outstanding stock options and restricted stock awards at each period end from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect.

	For the Years Ended December 31,
	2021	2020	2019
Convertible preferred stock (as converted)	–	–	22,866,246
Warrants to purchase common stock	–	–	10,800
Common stock options issued and outstanding	4,246,007	4,090,970	2,767,868
Total	4,246,007	4,090,970	25,644,914

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2021 and 2020

(in thousands except share and per share amounts)

	For the Years Ended December 31,
	2021	2020	2019
Net loss	$(57,846)	$(34,440)	$(25,352)
Weighted-average number of shares - basic and diluted	45,137,656	14,364,475	3,035,243
Net loss per share - basic and diluted	$(1.28)	$(2.40)	$(8.35)

12.  Related Parties

The Company has consulting agreements with two members of its board of directors. The total of consulting fees paid as of the years ended December 31, 2021 and December 31, 2020 were $110 and $112, respectively. In May of 2021, the two members of the board of directors were awarded 5,781 options of company stock each, as per their updated Scientific Advisory Board agreements. There were no amounts owed under the consulting agreements as of December 31, 2021 or December 31, 2020.

During the fiscal year ended December 31, 2020, an investor provided $65 of financial consulting services to the Company. The Company has paid the entirety of the fees as of December 31, 2020. No amounts were paid or owed to the investors as of the year ended December 31,2021.

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

As of December 31, 2021, the Company conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

Our management is also responsible for establishing and maintaining for us adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

Inherent Limitations on the Effectiveness of Internal Control

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of PMV Pharmaceuticals, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited PMV Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, PMV Pharmaceuticals, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB),  the balance sheets of the Company as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 1, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

March 1, 2022

Item 9B.    Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by this item will be included under the captions “Directors and Corporate Governance,” “and “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the annual meeting of stockholders to be held in June 2022 to be filed with the SEC on or before April 30, 2022, or the Proxy Statement, and is incorporated herein by reference.

Item 11.    Executive Compensation.

The information required by this item will be included under the captions “Executive Compensation,” and “Directors and Corporate Governance” in the Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included under the captions “Beneficial Ownership of Shares of Common Stock” and “Directors and Corporate Governance—Equity Compensation Plan Information” in the Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included under the captions “Certain Relationships and Related Person Transactions” and “Directors and Corporate Governance” in the Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

The information required by this item will be included under the captions “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended, as currently in effect.	8-K	001-39539	3.1	September 29, 2020

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	8-K	001-39539	3.2	September 29, 2020

4.1	Description of Securities of the Registrant.	10-K	001-39539	4.1	March 3, 2021

4.2	Amended and Restated Investors’ Rights Agreement, dated July 17, 2020, by and among the Registrant and certain of its stockholders.	S-1	33-248627	4.1	September 4, 2020

4.3	Specimen common stock certificate of the Registrant.	S-1/A	333-248627	4.2	September 21, 2020

4.4	Form of Indenture.	S-3ASR	333-260012	4.4	October 4, 2021

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-248627	10.1	September 4, 2020

10.2+	2013 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1/A	333-248627	10.2	September 21, 2020

10.3+	2020 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-248627	10.3	September 21, 2020

10.4+	2020 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	333-248627	10.4	September 21, 2020

10.5+	Employment Offer Letter, dated August 17, 2020, by and between the Registrant and David H. Mack, Ph.D.	S-1	333-248627	10.5	September 4, 2020

10.6+	Employment Offer Letter, dated August 17, 2020, by and between the Registrant and Winston Kung.	S-1	333-248627	10.6	September 4, 2020

10.7+	Employment Offer Letter, dated August 18, 2020, by and between the Registrant and Leila Alland, M.D.	S-1	333-248627	10.7	September 4, 2020

10.8*	Employment Offer Letter, dated February 22, 2021, by and between the Registrant and Deepika Jalota, Pharm.D.

10.9+	Employee Incentive Compensation Plan.	S-1	333-248627	10.9	September 4, 2020

10.10+	Change in Control and Severance Policy.	S-1	333-248627	10.10	September 4, 2020

10.11+	Amended and Restated Change in Control and Severance Policy Participation Agreement, dated August 17, 2020, by and between the Registrant and David H. Mack, Ph.D.	S-1	333-248627	10.11	September 4, 2020

10.12+	Amended and Restated Change in Control and Severance Policy Participation Agreement, dated August 17, 2020, by and between the Registrant and Winston Kung.	S-1	333-248627	10.12	September 4, 2020

10.13+	Amended and Restated Change in Control and Severance Policy Participation Agreement, dated August 18, 2020, by and between the Registrant and Leila Alland, M.D.	S-1	333-248627	10.13	September 4, 2020

10.14+*	Amended and Restated Change in Control and Severance Policy Participation Agreement, dated January 14, 2022, by and between the Registrant and Deepika Jalota, Pharm.D.

10.15+	Outside Director Compensation Policy.	S-1/A	333-248627	10.15	September 4, 2020

10.16	Consulting Agreement, dated January 1, 2016, by and between the Registrant and Arnold Levine, Ph.D.	S-1	333-248627	10.16	September 4, 2020

10.17*	Consulting Agreement, dated May 21, 2021, by and between the Registrant and Richard Heyman, Ph.D., as amended on July 16, 2021

10.18	Lease Agreement, dated March 3, 2015, by and between the Registrant and Cedar Brook 2005, LP, as amended by the First Amendment to Lease dated April 24, 2017.	S-1	333-248627	10.18	September 4, 2020

10.19	Lease Agreement, dated January 8, 2021, by and between the Registrant and BMR-ONE RESEARCH WAY LLC.	10-K	001-39539	10.19	March 3, 2021

10.20	Open Market Sale Agreement, dated as of October 4, 2021, between the Registrant and Jefferies LLC	S-3ASR	333-260012	1.2	October 4, 2021

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document-the Instance Document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
+	Indicated management contract or compensatory plan.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David H. Mack David H. Mack, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2022

/s/ Winston Kung Winston Kung	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2022

/s/ Richard Heyman Richard Heyman, Ph.D.	Director and Chairman of the Board of Directors	March 1, 2022

/s/ Arnold Levine Arnold Levine, Ph.D.	Director	March 1, 2022

/s/ Thilo Schroeder Thilo Schroeder, Ph.D.	Director	March 1, 2022

/s/ Laurie Stelzer Laurie Stelzer	Director	March 1, 2022

/s/ Charles M. Baum Charles M. Baum, MD., Ph.D.	Director	March 1, 2022

/s/ Kirsten Flowers	Director	March 1, 2022
Kirsten Flowers