Form 10-Q
period 2022-03-31
PMV Pharmaceuticals, Inc.
filed 2022-05-10
CIK 1699382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of May 8, 2022, the registrant had 45,574,075 shares of common stock, $0.00001 par value per share, outstanding.

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

ii

•	our ability to retain the continued service of our key personnel and to identify, hire and then retain additional qualified personnel; and
•

the impact of the ongoing coronavirus disease 2019, or COVID-19, pandemic, or other potential global disruptions on our business, such as the recent conflict between Russia and Ukraine and the trade sanctions imposed in response thereto

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2021, as well as in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited).

PMV Pharmaceuticals, Inc.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	March 31, 2022 (unaudited)	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$115,772	$172,467
Restricted cash	822	822
Marketable securities, current	167,221	124,696
Prepaid expenses and other current assets	4,225	3,301
Total current assets	288,040	301,286
Property and equipment, net	5,238	3,090
Marketable securities, noncurrent	11,773	16,911
Right-of-use assets, operating leases	9,736	10,060
Other assets	221	221
Total assets	$315,008	$331,568
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,864	$3,189
Accrued expenses	6,563	8,627
Operating lease liability, current	258	403
Total current liabilities	11,685	12,219
Operating lease liability, noncurrent	11,480	10,790
Total liabilities	23,165	23,009
Stockholders’ equity:
Preferred stock, $0.00001 par value, 5,000,000 shares authorized at March 31, 2022 (unaudited) and December 31, 2021. No shares issued or outstanding at March 31, 2022 (unaudited) and December 31, 2021.	—	—
Common stock, $0.00001 par value, 1,000,000,000 shares authorized; 45,532,392 and 45,433,684 shares issued and outstanding at March 31, 2022 (unaudited) and December 31, 2021, respectively.	—	—
Additional paid-in capital	478,668	476,363
Accumulated deficit	(186,159)	(167,726)
Accumulated other comprehensive loss	(666)	(78)
Total stockholders’ equity	291,843	308,559
Total liabilities and stockholders’ equity	$315,008	$331,568

The accompanying notes are an integral part of these unaudited condensed financial statements.

PMV Pharmaceuticals, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$11,836	$7,500
General and administrative	6,783	4,174
Total operating expenses	18,619	11,674
Loss from operations	(18,619)	(11,674)
Other income (expense):
Interest income, net	229	128
Other expense	(41)	(52)
Total other income (expense)	188	76
Loss before provision for income taxes	(18,431)	(11,598)
Provision for income taxes	2	4
Net loss	(18,433)	(11,602)
Unrealized loss on marketable securities, net of tax	(588)	(13)
Comprehensive loss	$(19,021)	$(11,615)

Net loss per share -- basic and diluted	$(0.41)	$(0.26)
Weighted-average common shares outstanding	45,466,044	44,785,226

The accompanying notes are an integral part of these unaudited condensed financial statements.

PMV Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	44,777,818	$—	$469,001	$—	$(109,880)	$359,121
Exercise of stock options	103,351		162			162
Stock-based compensation expense	—	—	627	—	—	627
Net loss	—	—	—	—	(11,602)	(11,602)
Unrealized loss on available for sale investments	—	—	—	(13)	—	(13)
Balance at March 31, 2021	44,881,169	$—	$469,790	$(13)	$(121,482)	$348,295

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	45,433,684	$—	$476,363	$(78)	$(167,726)	$308,559
Exercise of stock options and common stock issued under the 2020 ESPP	98,708	—	128	—	—	128
Stock-based compensation expense	—	—	2,177	—	—	2,177
Net loss	—	—	—	—	(18,433)	(18,433)
Unrealized loss on available for sale investments	—	—	—	(588)	—	(588)
Balance at March 31, 2022	45,532,392	$—	$478,668	$(666)	$(186,159)	$291,843

The accompanying notes are an integral part of these unaudited condensed financial statements

PMV Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(18,433)	$(11,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,177	627
Depreciation	84	79
Amortization of premiums on marketable securities	54	167
Non-cash lease expense	83	—
Change in operating assets and liabilities:
Prepaid expenses and other assets	(924)	(948)
Operating lease right-of-use assets and liabilities	786	—
Accounts payable	239	(355)
Accrued expenses	(2,064)	(872)
Net cash used in operating activities	(17,998)	(12,904)
Cash flows from investing activities:
Purchase of property and equipment	(796)	(120)
Purchase of marketable securities	(93,705)	(139,777)
Maturities of marketable securities	55,676	—
Net cash (used in) investing activities	(38,825)	(139,897)
Cash flows from financing activities:
Proceeds from exercise of stock options	128	162
Net cash provided by financing activities	128	162
Net decrease in cash and cash equivalents	(56,695)	(152,639)
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash - beginning of period	173,289	361,422
Cash, cash equivalents, and restricted cash - end of period	$116,594	$208,783
Supplemental disclosures of noncash investing activities
Accrued purchases of property and equipment	$1,436	$-
Supplemental disclosures of cash flow information
Cash paid for income taxes	$2	$4

The accompanying notes are an integral part of these unaudited condensed financial statements.

PMV Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

1. Formation and Business of the Company

Organization and Liquidity

PMV Pharmaceuticals, Inc. (the “Company” or “We”) was incorporated in the state of Delaware in March 2013. Since inception, the Company has devoted substantially all of its time and efforts to performing research and development activities and raising capital. We are a precision oncology company pioneering the discovery and development of small molecule, tumor-agnostic therapies targeting p53. The Company’s headquarters are located at 8 Clarke Drive, Suite 3, Cranbury, New Jersey.

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry including, but not limited to, technical risks associated with the successful research, development and manufacturing of product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Current and future programs will require significant research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

The Company has incurred net losses and negative cash flows from operations since its inception. During the three months ended March 31, 2022, the Company incurred a net loss of $18,433 and used $17,998 of cash for operations. As of March 31, 2022, the Company had an accumulated deficit of $186,159. Cash, cash equivalents, and marketable securities were $294,766 as of March 31, 2022. Management expects to incur substantial additional operating losses for the next several years and may need to obtain additional debt or equity financings in order to complete development of its products, obtain regulatory approvals, launch and commercialize its products and continue research and development programs.  The Company believes it has adequate cash, cash equivalents, and marketable securities to operate for at least the next twelve months from the date of issuance of these financial statements.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on March 1, 2022. Since the date of those financial statements, there have been no changes to its significant accounting policies except as noted below.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the interim period reporting requirements of Form 10-Q and Article 10 of Regulation S-X. The condensed balance sheet as of March 31, 2022, the condensed statements of operations and comprehensive loss, and condensed statements of stockholders’ equity for the three months ended March 31, 2022 and 2021, and the condensed statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited, but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The results for any interim period are not necessarily indicative of results for the year ending December 31, 2022, or for any other subsequent interim period.  The condensed balance sheet as of December 31, 2021, has been derived from our audited financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, research and development costs, accrued research and development costs and related prepaid expenses and stock-based compensation. Actual results could differ materially from those estimates.

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

The Company’s marketable debt securities have been classified and accounted for as available-for-sale. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term. As of March 31, 2022, the company’s long-term marketable debt securities have maturity dates no more than 2 years. The Company’s marketable debt securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive loss in stockholders’ equity. Premiums and discounts on marketable debt securities are amortized into earnings over the life of the security. For the three months ended March 31, 2022, and 2021, the Company recorded $54 and $167 of amortization, respectively.

Restricted cash as of March 31, 2022, included a $822 deposit at the Company’s commercial bank underlying a stand-by letter of credit issued in favor of a landlord (See Note 6) and is classified in current assets.

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

In January 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a “Public Health Emergency of International Concern,” which continues to spread throughout the world. The outbreak has adversely impacted global commercial activity and contributed to significant volatility in financial markets. The COVID-19 outbreak and government responses are creating disruption in global supply chains and adversely impacting many industries. The outbreak could have a continued material adverse impact on economic and market conditions. The Company continues to monitor the impact of the COVID-19 outbreak closely. The full extent to which the COVID-10 outbreak will impact its operations or financial results remains uncertain.

3. Fair Value Measurements

The Company’s financial assets consist of money market funds, U.S. government debt securities and corporate debt securities. The following tables show the Company’s cash equivalents and available-for-sale securities’ carrying amounts and fair values as of March 31, 2022, and December 31, 2021:

	As of March 31, 2022
	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Quoted priced in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Money market funds	$38,484	$—	$—	$38,484	$38,484	$—	$—
Corporate securities	202,605	3	(288)	202,320	—	202,320	—
Government securities	52,845	1	(382)	52,464	38,768	13,696	—
Total financial assets	$293,934	$4	$(670)	$293,268	$77,252	$216,016	$—

	As of December 31, 2021
	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Quoted Priced in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Money market funds	$40,960	$—	$—	$40,960	$40,960	$—	$—
Corporate securities	227,378	3	(19)	227,362	—	227,362	—
Government securities	42,307	—	(62)	42,245	—	42,245	—
Total financial assets	$310,645	$3	$(81)	$310,567	$40,960	$269,607	$—

Cash Equivalents — As of March 31, 2022, the Company had cash of $1,498 and cash equivalents of $114,274. Cash equivalents consisted of money market funds of $38,484 and corporate debt securities of $75,790. As of December 31, 2021, the Company had cash of $3,508 and cash equivalents of $168,960. Cash equivalents consisted of money market funds of $40,960 and corporate debt securities of $128,000. Money market funds are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets, whereas corporate debt securities are classified within level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are observable for the asset or liability either directly or indirectly.

Marketable Securities — Marketable securities of $178,994 as of March 31, 2022, consisted of corporate debt securities of $126,530 and government debt securities of $52,464. There were $167,221 current marketable securities and $11,773 noncurrent marketable securities as of March 31, 2022. Marketable securities of $141,607 as of December 31, 2021, consisted of corporate debt securities of $99,362 and government debt securities of $42,245. There were $124,696 current marketable securities and $16,911 noncurrent marketable securities as of December 31, 2021.

As of March 31, 2022, and December 31, 2021, aggregated gross unrealized losses of available-for-sale investments were not material, and accordingly, no allowance for credit losses was recorded.

4. Property and Equipment, Net

	March 31, 2022	December 31, 2021
Machinery & equipment	$2,261	$2,261
Computers	13	8
Furniture & fixtures	69	9
Leasehold improvements	409	161
Assets not placed in service	4,438	2,519
Total property and equipment	7,190	4,958
Less: Accumulated depreciation	(1,952)	(1,868)
Property and equipment, net	$5,238	$3,090

Depreciation expense for the three months ended March 31, 2022, and 2021 was $84 and $79, respectively.

5. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2022	December 31, 2021
Accrued compensation	$1,759	$3,797
Accrued legal and professional services	280	—
Accrued research and development costs	4,471	4,734
Other accrued liabilities	53	96
Total	$6,563	$8,627

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

In August 2018, the Company executed two noncancelable operating leases. One lease for approximately 6,000 square feet for vivarium, laboratory and general office space in South Brunswick, New Jersey. The initial annual base rent is $15.50 per square foot and a management fee of 3% of the base rent. The Company is obligated to pay, on a pro-rata basis, insurance premiums, real estate taxes and operating costs related to the premises. The lease expires in July 2022, with an option to renew on a month-to-month basis, with an increase in base rent as per the lease, for up to an additional year. The second lease is for office space in Lexington, Massachusetts, that expires August 2023, with an option to renew for a one-time, three-year extension. The initial annual base rent is $28.50 per square foot and will increase $1.00 per square foot at the end of each rent year.

In 2018, the Company received a lease incentive for the buildout of 420 Bedford Street in Lexington, MA. The Company was given an allowance for $165 on behalf of the lessor for construction of office space. Management recognizes this allowance as a lease incentive in its Right-of-Use asset and straight-lines the allowance throughout the term of the lease. As of March 31, 2022, the remaining rent incentive pertaining to the Lexington, MA lease totaled $54.

In January 2021, the Company signed a lease for 50,581 square feet of office and laboratory space at One Research Way in Princeton, New Jersey. The Company intends to complete the relocation of their headquarters from Cranbury, NJ to One Research Way in Princeton NJ in early 2022. That lease term extends through 2032, has a five-year extension option, and is intended to replace the Company’s two existing facilities and the space is expected to become the Company’s future headquarters. Payment under this lease will total $19,889 through May 2032. The Company received a lease incentive of $4,046 from the lessor for a buildout of laboratory, vivarium, and office space, to be reimbursed to the Company in 2021 and 2022. Management estimated the timing and amounts of reimbursements and included them as a reduction of lease payments when initially measuring the lease liability and right-of-use asset upon commencement. As of March 31, 2022, $786 of reimbursements were received.

The components of lease cost for the three months ended March 31, 2022, and 2021 are as follows, in thousands:

(in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Operating lease cost	$511	$157
Variable lease cost	197	95
Total lease cost	$708	$252

Amounts reported in the balance sheet for leases where the Company is the lessee as of March 31, 2022, and December 31, 2021 were as follows, in thousands:

Operating Leases:	March 31, 2022	December 31, 2021
Right-of-use assets, operating leases	$9,736	$10,060

Operating lease liabilities, current	$258	$403
Operating lease liabilities, non-current	11,480	10,790
Total operating lease liabilities	$11,738	$11,193

Weighted-average remaining lease term (years)	9.93	10.02
Weighted-average discount rate	5.75%	5.75%

Other information related to leases for the three months ended March 31, 2022, and 2021 is as follows, in thousands:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net cash paid for amounts included in the measurement of lease liabilities	$(358)	$174
Leased assets obtained in exchange for new operating lease liabilities	10,349	-

Future minimum lease payments, net of reimbursements, remaining as of March 31, 2022, under operating leases by fiscal year were as follows, in thousands:

Fiscal year
2021	$(2,251)
2022	1,833
2023	1,814
2024	1,869
2025	1,925
Thereafter	11,477
Total minimum lease payments	$16,667
Less: Amounts representing imputed interest	(4,929)
Present value of lease liabilities	$11,738

Rent expense recorded during the three months ended March 31, 2022, and 2021 was $511 and $137, respectively.

The Company currently subleases the office space at 420 Bedford Street in Lexington, MA to another company. This sublease agreement expires in August, 2023. As of March 31, sublease income for the Company was $29 and $25 for the three months ended 2022 and 2021, respectively.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when future expenditures are probable and such expenditures can be reasonably estimated.

7. Stockholders’ Equity

The Company is authorized to issue up to 1,000,000,000 shares of common stock with a par value of $0.00001 per share and 5,000,000 shares of preferred stock with a par value of $0.00001 per share. At March 31, 2022 and December 31, 2021, there were 45,532,392 and 45,433,684 shares of common stock issued and outstanding, respectively.

Common stockholders are entitled to receive dividends if and when declared by the board of directors subject to the rights of any preferred stockholders.  As of March 31, 2022, no dividends on common stock had been declared by the Company.

8. Stock Plan

2020 Equity Incentive Plan

The 2020 Equity Incentive Plan (the “2020 Plan”) was approved by the board of directors on September 24, 2020. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors, and consultants. The number of shares of common stock initially reserved for issuance under the 2020 Plan is 4,406,374, which shall be increased, upon approval by the board of directors, on January 1, 2021 and each January 1 thereafter, in an amount equal to the least of (i) 4,406,374 shares of common stock, (ii) five percent (5%) of the outstanding common stock on the immediately preceding December 31, or (iii) such number of common stock determined by the board of directors no later than the immediately preceding December 31.  For 2022, the board of directors exercised its discretion under clause (iii) to increase the number of shares of common stock reserved for issuance under the 2020 Plan by a lesser amount of 1,363,084 shares, effective as of January 1, 2022. As of March 31, 2022, there were 5,321,975 shares available for issuance under the 2020 Plan.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was approved by the board of directors on September 24, 2020. A total of 400,572 shares of common stock were initially reserved for issuance under this plan, which shall be increased, upon approval by the board of directors, on January 1, 2021 and each January 1 thereafter, to the lesser of (i) 801,504 shares of common stock, (ii) 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the board of directors or any of its committees no later than the last day of the immediately preceding fiscal year.  For 2022, the board waived the increase to the shares reserved under the 2020 ESPP. As of March 31, 2022, 47,066 shares are issued or outstanding, and there were 801,464 shares available for issuance, under the 2020 ESPP.

Stock-Based Compensation

The following table summarizes option activity for the three month period ended March 31, 2022:

		Options Outstanding
				Weighted-
			Weighted	Average	Aggregate
	Shares		Average	Remaining	Intrinsic
	Available	Number of	Exercise	Contractual Life	Value
	for Grant	Options	Price	(in years)	(in 000s)
Balances, December 31, 2021	4,951,680	4,246,007	$8.22	6.86	$68,506
Shares reserved for issuance	1,363,084	—	—
Options granted	(1,091,497)	1,091,497	$16.40
Options forfeited / cancelled	—	—	—
Options exercised	98,708	(98,708)	$1.29
Balances March 31, 2022	5,321,975	5,238,796	$10.05	7.34	$63,622
At March 31, 2022
Vested and expected to vest		5,238,796	$10.05	7.34	$63,622
Exercisable		2,740,691	$4.11	5.78	$46,968

At March 31, 2022, the total compensation cost related to nonvested awards not yet recognized is $25,961. The weighted-average period over which the nonvested awards is expected to be recognized is 3.3 years.

The Company estimated the fair value of the options using the Black-Scholes options valuation model. The fair value of the options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value was estimated using the following assumptions:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
Risk-free interest rate	1.48% - 2.01%	0.65%
Expected life (in years)	5.77 - 6.44	6.25
Dividend yield	0%	0%
Expected volatility	77.00%	79.90%

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

Stock-based compensation expense recorded under ASC 718 related to stock options granted was allocated to research and development and general and administrative expense as follows:

	For the Three Months Ended
	March 31,	March 31,
	2022	2021
Research and development	$649	$251
General and administrative	1,528	376
Total stock-based compensation	$2,177	$627

9. Income Taxes

During the three months ended March 31, 2022, and 2021, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

10. Net Loss per Share

The Company excluded all outstanding stock options and restricted stock awards at each period end from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect.

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Net loss	$(18,433)	$(11,602)
Weighted-average number of shares - basic and diluted	45,466,044	44,785,226
Net loss per share - basic and diluted	$(0.41)	$(0.26)

11. Related Parties

The Company has consulting agreements with two members of its board of directors; one of which waived his consulting fees as of September 2021. The total of consulting fees paid in each of the three months ended March 31, 2022, and 2021 were $25 and $28, respectively. There were no amounts owed under the consulting agreements as of March 31, 2022.

The total of consulting fees paid as of the year ended December 31, 2021, was $110. In May of 2021, the two members of the board of directors were awarded 5,781 options of Company stock each, as per their updated Scientific Advisory Board agreements. There were no amounts owed under the consulting agreements as of March 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto as of and for the years ended December 31, 2021 and 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Contractual Obligations and Commitments, and Critical Accounting Policies and Significant Judgments and Estimates, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (SEC) on March 1, 2022. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to PMV Pharmaceuticals, Inc.

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

Since our formation in March 2013, we have devoted substantially all of our time and efforts to performing research and development activities and raising capital. We are not profitable and have incurred losses in each year since our inception. Our net losses were $57.8 million and $34.4 million for the years ended December 31, 2021, and 2020, respectively. During the three months ended March 31, 2022, the Company incurred a net loss of $18.4 million, respectively. As of March 31, 2022, we had an accumulated deficit of $186.2 million. We do not currently have any product candidates approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We initiated a Phase 1/2 clinical trial in October 2020 for our lead product candidate, PC14586. In October 2020, we were granted FDA Fast Track Designation of PC14586 for the treatment of patients with locally advanced or metastatic solid tumors that have a p53 Y220C mutation. We dosed our first patient in this clinical trial in the fourth quarter of 2020. We expect that our operating expenses will increase significantly as we advance our product candidates through preclinical and clinical development, seek regulatory approval, and prepare for and, if approved, proceed to commercialization; acquire, discover, validate, and develop additional product candidates; obtain, maintain, protect, and enforce our intellectual property portfolio; and hire additional personnel. Furthermore, we have incurred and will continue to incur additional costs associated with operating as a public company that we did not experience as a private company. We expect to continue to incur significant losses for the foreseeable future.

Our ability to generate product revenue will depend on the successful development, regulatory approval, and eventual commercialization of one or more of our product candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through private or public equity or debt financings, collaborative, or other arrangements with corporate sources, or through other sources of financing. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of our product candidates.

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

General and Administrative Expenses

General and administrative expenses include personnel costs, expenses for outside professional services and other allocated expenses. Personnel costs consist of salaries, bonuses, benefits, and stock-based compensation. Outside professional services consist of legal, accounting and audit services and other consulting fees. Allocated expenses consist of rent expense related to our office and research and development facility. We have incurred additional expenses as a public company, including expenses related to compliance with the rules and regulations of the SEC, and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities and other administrative and professional services. We have increased our headcount significantly to support our operations as a public company. We also expect to increase our general and administrative expenses as we advance our product candidates through preclinical research and development, manufacturing, clinical development, and commercialization.

Interest Income, Net

Interest income, net primarily consists of interest income from our interest-bearing cash, cash equivalents and short-term marketable securities and interest costs related to amortization of premiums and discounts on short-term marketable securities.

Results of Operations

Comparison of the Three Months ended March 31, 2022 and 2021

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
Statement of operations data:	2022 (Unaudited)	2021 (Unaudited)	Change
Operating expenses:
Research and development	$11,836	$7,500	$4,336
General and administrative	6,783	4,174	2,609

Total operating expenses	18,619	11,674	6,945

Loss from operations	(18,619)	(11,674)	(6,945)
Other income (expense):
Interest income, net	229	128	101
Other (expense)	(41)	(52)	11

Total other income (expense)	188	76	112

Loss before provision for income taxes	(18,431)	(11,598)	(6,833)
Provision for income taxes	2	4	(2)

Net loss	$(18,433)	$(11,602)	$(6,831)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Three Months Ended March 31,
Statement of operations data:	2022 (Unaudited)	2021 (Unaudited)	Change
Research	$2,277	$2,481	$(204)
Development	6,647	2,861	3,786
Personnel related	2,263	1,907	356
Stock-based compensation	649	251	398
Total	$11,836	$7,500	$4,336

Research and development expenses were $11.8 million for the three months ended March 31, 2022, compared to $7.5 million for the three months ended March 31, 2021. The increase of $4.3 million, compared to the three months ended March 31, 2021, was primarily due to the following:

•	$0.2 million decrease in research expenses, largely driven by decreased contractual research organization costs;
•	$3.7 million increase in development expenses associated with advancing our lead product candidate, PC14586, through the Phase 1/2 clinical trial; and
•	$0.7 million increase in expenses for personnel related costs and stock-based compensation, primarily driven by increased headcount.

General and Administrative Expenses

General and administrative expenses were $6.8 million for the three months ended March 31, 2022, compared to $4.2 million for the three months ended March 31, 2021. The increase of $2.6 million, compared to the three months ended March 31, 2021, was primarily due to the following:

•	$1.5 million increase in personnel and office related expense due to increased headcount to build out general and administrative infrastructure; and
•	$0.5 million increase in finance and legal support and a $0.6 million increase due to facility related costs for the office building in Princeton, NJ.

Interest Income, Net

Interest income, net primarily consists of interest income from our interest-bearing cash, cash equivalents and marketable securities and interest costs related to amortization of premiums and discounts on marketable securities. Interest income, net was $0.2 million for the three months ended March 31, 2022. The increase of $0.1 million compared to the three months ended March 31, 2021, is driven by increased cash investments in marketable securities and U.S treasuries during the three months ended March 31, 2022.

Liquidity and Capital Resources

Our financial condition is summarized as follows:

	March 31,	December 31,
	2022	2021	Change
Financial assets:
Cash and cash equivalents	$115,772	$172,467	$(56,695)
Marketable securities - current	167,221	124,696	42,525
Marketable securities - noncurrent	11,773	16,911	(5,138)
Total financial assets	$294,766	$314,074	$(19,308)

Working capital:
Current assets	$288,040	$301,286	$(13,246)
Current liabilities	11,685	12,219	(534)
Total working capital	$276,355	$289,067	$(12,712)

Sources of Liquidity

Since our inception, we have not generated any revenue from any product sales or any other sources and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. As of March 31, 2022, we had cash, cash equivalents, and marketable securities of $294.8 million and an accumulated deficit of $186.2 million. In September 2020, we completed an IPO of 13,529,750 shares of our common stock, which includes the exercise in full by the underwriters of their option to purchase 1,764,750 additional shares of common stock, at a public offering price of $18.00 per share for aggregate gross proceeds of $243.5 million. We received $223.2 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us. In October 2021, we filed an automatic shelf registration statement on Form S-3, which may result in aggregate gross proceeds of up to $150.0 million. We did not sell any shares pursuant to the shelf registration statement and did not receive any gross proceeds in fiscal year 2021 or the three months ended March 31, 2022.

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

In January 2021, we signed a lease for 50,581 square feet of office and laboratory space at One Research Way in Princeton, New Jersey. That lease term extends through 2032, has a five-year extension option, and is intended to replace our two existing facilities. Payments under this lease will total $19.9 million through May 2032. Amounts related to future lease payments as of March 31, 2022, totaled $19.9 million, with $1.5 million to be paid within the next 12 months.

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

Due to our significant research and development expenditures, we have generated substantial operating losses in each period since inception. We have incurred an accumulated deficit of $186.2 million through March 31, 2022. We expect to incur substantial additional losses in the future as we expand our research and development activities. For the three months ended March 31, 2022, and 2021, our cash operating expenditures were $18.0 million and $12.9 million, respectively. We expect to increase our investment in operations in the remainder of 2022 and 2023. Based on our research and development plans, we expect that our cash, cash equivalents and marketable securities as of March 31, 2022 will be sufficient to fund our operations at least through 2023.

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

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to fund our operations and capital funding needs through equity and/or debt financing. We may also consider entering into collaboration arrangements or selectively partnering for clinical development and commercialization. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations or our ability to incur additional indebtedness or pay dividends, among other items. If we raise additional funds through governmental funding, collaborations, strategic partnerships and alliances or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially and adversely affect our business, financial condition, results of operations and prospects.

Cash Flows

The following table summarizes our cash flows for the period indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
	(unaudited)	(unaudited)
Cash used in operating activities	$(17,998)	$(12,904)
Cash (used in) investing activities	(38,825)	(139,897)
Cash provided by financing activities	128	162

Net (decrease) in cash and cash equivalents	$(56,695)	$(152,639)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022, was $18.0 million, which consisted primarily of net loss of $18.4 million partially offset by non-cash charges of $2.4 million. Changes in our net operating assets decreased operating cash by $2.0 million. The non-cash charges primarily consisted of stock-based compensation of $2.2 million, depreciation and amortization of $0.1 million, and non-cash lease expense of $0.1 million. The change in our net operating assets and liabilities was primarily due to an increase in prepaid expenses and other assets, a decrease in accrued expenses, an increase in outstanding payables, and an increase in operating lease right of use assets and liabilities driven by a cash reimbursement of $0.8 million for the buildout of the new office building in Princeton, NJ.

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

Investing Activities

Our investing activities used $38.8 million of cash during the three months ended March 31, 2022, which consisted primarily of purchases of marketable securities of $93.7 million, along with purchase of property and equipment of $0.8 million partially offset by maturities of marketable securities of $55.7 million.

Our investing activities used $139.9 million of cash during the three months ended March 31, 2021, which consisted primarily of purchases of marketable securities in addition to the purchase of property and equipment of $0.1 million.

Financing Activities

Our financing activities provided $0.1 million of cash during the three months ended March 31, 2022, which consisted primarily of proceeds from the exercise of stock options.

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

We believe that the accounting policies described below involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of our operations. During the three month period ended March 31, 2022, there were no material changes to our critical accounting policies from those described in our audited financial statements for the year ended December 31, 2021, included in our Annual Report on Form 10-K filed with the SEC on March 1, 2022, except as noted below.

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

Stock-Based Compensation

We measure all stock options and other stock-based awards granted to our employees, directors, consultants, and other non-employee service providers based on the fair value on the date of the grant. Compensation expense related to awards to employees and directors with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is typically the vesting term. Compensation expense related to awards to employees with performance-based vesting conditions is recognized based on grant date fair value over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable. Non-employee option awards are measured at the earlier of the commitment date for performance by the counterparty or the date when the performance is complete, and compensation expense is recognized in the same manner as if we had paid cash for goods or services.

We classify stock-based compensation expense in our statement of operations in the same way the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified.

We use the Black-Scholes option pricing model to estimate the fair value of stock options on the date of grant. Using the Black-Scholes option pricing model requires management to make significant assumptions and judgments. We determined these assumptions for the Black-Scholes option-pricing model.

Since we do not have a trading history of common stock, the expected volatility was derived from the average historical stock volatilities of the common stock of several public companies within the industry that we consider to be comparable to our business over a period equivalent to the expected term of the stock-based awards.

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

We had cash, cash equivalents, and marketable securities of $294.8 million and restricted cash of $0.8 million as of March 31, 2022. The company’s cash equivalents consist of interest-bearing U.S. treasury securities, money market funds, and corporate debt securities. Our exposure due to changes in interest rates is not material due to the nature and amount of our money-market funds and short-term marketable securities.

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

We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

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

Item 1A. Risk Factors.

Other than as disclosed below, there have been no material changes to the Company’s risk factors as set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 1, 2022. You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 1, 2022.

Risks Related to Product Development

Our business may become subject to economic, political, regulatory, and other risks associated with international operations directly or indirectly. A variety of risks associated with marketing our product candidates, if approved, internationally may materially adversely affect our business.

Our business is subject to risks associated with business operations we conduct internationally, as well as indirect impacts from our relationships with collaborators, partners, or contractors who conduct business internationally. To the extent we seek regulatory approval of any of our product candidates outside of the United States, we expect that we will be subject to additional risks related to our operations in foreign countries. Accordingly, our future results could be harmed directly or indirectly by a variety of factors, including:

•

differing regulatory requirements in foreign countries, changes in existing regulatory requirements, or implementation of new regulatory requirements or policies that impact our clinical development and business operations in foreign countries;

•	foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials or our interpretation of data from preclinical studies or clinical trials;
•	approval policies or regulations of foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval;
•	impact of the COVID-19 pandemic on our ability to produce our product candidates and conduct clinical trials in foreign countries;
•	sociopolitical instability in particular foreign economies and markets;
•	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and obligations incident to doing business in another country;
•	difficulties staffing and managing foreign operations;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign regulations;
•

challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

•

trade protection measures, import or export licensing requirements or other restrictive actions by U.S. or non-U.S. governments; production or supply shortages resulting directly or indirectly from any events affecting raw material supply or manufacturing capabilities abroad, including, but not limited to, impacts due to ongoing Ukraine-Russia war, addition of certain suppliers or companies to the Unverified List under the Export Administration Regulations, implementation of other export controls, restrictions or sanctions that can impact the supply chain, our business, or business operations of our suppliers, contractors or partners;

•

business interruptions resulting directly or indirectly from geo-political actions, including the ongoing Ukraine-Russian war, other regional or geo-political conflicts, and terrorism; and supply and other disruptions resulting from the impact of public health epidemics, including the COVID-19 pandemic, on our strategic partners, third-party manufacturers, suppliers and other third parties upon which we rely.

These and other risks associated with international operations may materially adversely affect our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds

Our registration statement on Form S-1 (File No. 333-248627) relating to the IPO was declared effective by the SEC. The IPO closed on September 25, 2020 at which time we sold 13,529,750 shares of common stock (including the exercise in full by the underwriters of their option to purchase an additional 1,764,750 shares of common stock) at a public offering price of $18.00 per share.  We received net proceeds from the IPO of approximately $223.2 million, after deducting the underwriting discounts and commissions of approximately $17.0 million and estimated offering related expenses of approximately $3.3 million. No offering expenses were paid or payable, directly, or indirectly, to our directors, officers, or persons owning 10% or more of any class of equity securities or to our affiliates. Goldman Sachs & Co. LLC, BofA Securities, Cowen, and Evercore IS acted as joint book-running managers for the offering.

There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on September 24, 2020.

On October 4, 2021, our shelf registration statement on Form S-3 (File No. 333-260012) was automatically declared effective by the SEC for our future follow-on offering. The potential gross proceeds from this future offering are approximately $150.0 million. The company has not issued any shares of common stock pursuant to the offering. There has been no material change in the planned use of proceeds from the follow-on offering as described in the Form S-3 Registration Statement. None of the offering expenses were paid or payable, directly, or indirectly, to our directors, officers, or persons owning 10% or more of any class of equity securities or to our affiliates.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39539	3.1	September 29, 2020

3.2	Restated Bylaws of the Registrant	8-K	001-39539	3.2	September 29, 2020

4.1	Amended and Restated Investors’ Rights Agreement, dated July 17, 2020, by and among the Registrant and certain of its stockholders.	S-1	33-248627	4.1	September 4, 2020

4.2	Specimen common stock certificate	S-1/A	333-248627	4.2	September 21, 2020

4.3	Form of Indenture	S-3ASR	333-260012	4.4	October 4, 2021

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-248627	10.1	September 4, 2020

10.2*	2013 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1/A	333-248627	10.2	September 21, 2020

10.3*	2020 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-248627	10.3	September 21, 2020

10.4*	2020 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	333-248627	10.4	September 21, 2020

10.5*	Employment Offer Letter, dated August 17, 2020, by and between the Registrant and David H. Mack, Ph.D.	S-1	333-248627	10.5	September 4, 2020

10.6*	Employment Offer Letter, dated August 17, 2020, by and between the Registrant and Winston Kung.	S-1	333-248627	10.6	September 4, 2020

10.7*	Employment Offer Letter, dated August 18, 2020, by and between the Registrant and Leila Alland, M.D.	S-1	333-248627	10.7	September 4, 2020

10.8*	Employment Offer Letter, dated February 22, 2021, by and between the Registrant and Deepika Jalota, Pharm.D.	10-K	001-39539	10.8	March 1, 2022

10.9*	Employee Incentive Compensation Plan.	S-1	333-248627	10.9	September 4, 2020

10.10*	Change in Control and Severance Policy.	S-1	333-248627	10.10	September 4, 2020

10.11*	Amended and Restated Change in Control and Severance Policy Participation Agreement, dated August 17, 2020, by and between the Registrant and David H. Mack, Ph.D.	S-1	333-248627	10.11	September 4, 2020

10.12*	Amended and Restated Change in Control and Severance Policy Participation Agreement, dated August 17, 2020, by and between the Registrant and Winston Kung.	S-1	333-248627	10.12	September 4, 2020

10.13*	Amended and Restated Change in Control and Severance Policy Participation Agreement, dated August 18, 2020, by and between the Registrant and Leila Alland, M.D.	S-1	333-248627	10.13	September 4, 2020

10.14+	Amended and Restated Change in Control and Severance Policy Participation Agreement, dated March 24, 2022, by and between the Registrant and Deepika Jalota, Pharm.D.

10.15*	Outside Director Compensation Policy.	S-1/A	333-248627	10.15	September 21, 2020

10.16*	Consulting Agreement, dated January 1, 2016, by and between the Registrant and Arnold Levine, Ph.D.	S-1	333-248627	10.16	September 4, 2020

10.17*	Consulting Agreement, dated May 21, 2021, by and between the Registrant and Richard Heyman, Ph.D., as amended on July 16, 2021	10-K	001-39539	10.8	March 1, 2022

10.18	Lease Agreement, dated March 3, 2015, by and between the Registrant and Cedar Brook 2005, LP, as amended by the First Amendment to Lease dated April 24, 2017.	S-1	333-248627	10.18	September 4, 2020

10.19	Lease Agreement, dated January 8, 2021, by and between the Registrant and BMR-ONE RESEARCH WAY LLC.	10-K	001-39539	10.19	March 3, 2021

10.20	Open Market Sale Agreement, dated as of October 4, 2021, between the Registrant and Jefferies LLC	S-3ASR	333-260012	1.2	October 4, 2021

31.1+	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates management contract or compensatory plan.
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

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMV Pharmaceuticals, Inc.

Date: May 10, 2022	By:	/s/ David H. Mack
David H. Mack, Ph.D.
President, Chief Executive Officer, and Director
(Principal Executive Officer)

PMV Pharmaceuticals, Inc.

Date: May 10, 2022	By:	/s/ Winston Kung
Winston Kung
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)