Form 10-Q
period 2022-06-30
PMV Pharmaceuticals, Inc.
filed 2022-08-09
CIK 1699382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 9, 2022, the registrant had 45,622,610 shares of common stock, $0.00001 par value per share, outstanding.

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
•
the expected benefits of our existing and any potential future strategic collaborations with third parties and our ability to attract collaborators with development, regulatory and commercialization expertise;
•
the success of competing therapies that are or may become available;
•
the timing or likelihood of regulatory filings and approvals, including our expectation to seek accelerated reviews or special designations, such as breakthrough therapy and orphan drug designation, for our product candidates, including our intention to seek accelerated approval for PC14586, our lead product candidate, for a tumor-agnostic indication;
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited).

PMV Pharmaceuticals, Inc.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	June 30, 2022 (unaudited)	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$87,090	$172,467
Restricted cash	822	822
Marketable securities, current	190,344	124,696
Prepaid expenses and other current assets	3,609	3,301
Total current assets	281,865	301,286
Property and equipment, net	8,721	3,090
Marketable securities, noncurrent	—	16,911
Right-of-use assets	9,670	10,060
Other assets	308	221
Total assets	$300,564	$331,568
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,348	$3,189
Accrued expenses	7,652	8,627
Operating lease liabilities, current	383	403
Total current liabilities	11,383	12,219
Operating lease liabilities, noncurrent	12,211	10,790
Total liabilities	23,594	23,009
Stockholders’ equity:
Preferred stock, $0.00001 par value, 5,000,000 shares authorized at June 30, 2022 and December 31, 2021. No shares issued or outstanding at June 30, 2022 and December 31, 2021.	—	—
Common stock, $0.00001 par value, 1,000,000,000 shares authorized; 45,622,610 and 45,433,684 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.	—	—
Additional paid-in capital	481,462	476,363
Accumulated deficit	(203,469)	(167,726)
Accumulated other comprehensive loss	(1,023)	(78)
Total stockholders’ equity	276,970	308,559
Total liabilities and stockholders’ equity	$300,564	$331,568

The accompanying notes are an integral part of these unaudited condensed financial statements.

PMV Pharmaceuticals, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$11,462	$7,664	$23,297	$15,163
General and administrative	6,423	5,386	13,206	9,560
Total operating expenses	17,885	13,050	36,503	24,723
Loss from operations	(17,885)	(13,050)	(36,503)	(24,723)
Other income (expense):
Interest income, net	604	113	832	241
Other income (expense), net	(31)	63	(72)	11
Total other income (expense)	573	176	760	252
Loss before (benefit) provision for income taxes	(17,312)	(12,874)	(35,743)	(24,472)
(Benefit) provision for income taxes	(2)	—	—	4
Net loss	(17,310)	(12,874)	(35,743)	(24,476)
Unrealized gain (loss) on marketable securities, net of tax	(357)	20	(945)	7
Comprehensive loss	$(17,667)	$(12,854)	$(36,688)	$(24,469)

Net loss per share -- basic and diluted	$(0.38)	$(0.29)	$(0.79)	$(0.54)
Weighted-average common shares outstanding	45,571,067	45,070,104	45,518,845	44,928,518

The accompanying notes are an integral part of these unaudited condensed financial statements.

PMV Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	44,777,818	$—	$469,001	$—	$(109,880)	$359,121
Exercise of stock options	103,351	—	162	—	—	162
Stock-based compensation expense	—	—	627	—	—	627
Net loss	—	—	—	—	(11,602)	(11,602)
Unrealized gain (loss) on available for sale investments	—	—	—	(13)	—	(13)
Balance at March 31, 2021	44,881,169	$—	$469,790	$(13)	$(121,482)	$348,295
Exercise of stock options and common stock issued under the 2020 ESPP	332,398	—	1,256	—	—	1,256
Stock-based compensation expense	—	—	1,150	—	—	1,150
Net loss	—	—	—	—	(12,874)	(12,874)
Unrealized gain (loss) on available for sale investments	—	—	—	20	—	20
Balance at June 30, 2021	45,213,567	$—	$472,196	$7	$(134,356)	$337,847

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	45,433,684	$—	$476,363	$(78)	$(167,726)	$308,559
Exercise of stock options	98,708	—	128	—	—	128
Stock-based compensation expense	—	—	2,177	—	—	2,177
Net loss	—	—	—	—	(18,433)	(18,433)
Unrealized gain (loss) on available for sale investments	—	—	—	(588)	—	(588)
Balance at March 31, 2022	45,532,392	$—	$478,668	$(666)	$(186,159)	$291,843
Exercise of stock options and common stock issued under the 2020 ESPP	90,218	—	276	—	—	276
Stock-based compensation expense	—	—	2,518	—	—	2,518
Net loss	—	—	—	—	(17,310)	(17,310)
Unrealized gain (loss) on available for sale investments	—	—	—	(357)	—	(357)
Balance at June 30, 2022	45,622,610	$—	$481,462	$(1,023)	$(203,469)	$276,970

The accompanying notes are an integral part of these unaudited condensed financial statements

PMV Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(35,743)	$(24,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,695	1,777
Depreciation	166	150
Amortization of premiums on marketable securities	126	332
Non-cash lease expense	180	314
Other, net	(88)	—
Change in operating assets and liabilities:
Prepaid expenses and other assets	(308)	(570)
Operating lease right-of-use assets and liabilities	1,612	—
Accounts payable	(1,342)	762
Accrued expenses	(975)	(434)
Net cash used in operating activities	(31,677)	(22,145)
Cash flows from investing activities:
Purchase of property and equipment	(4,296)	(586)
Purchase of marketable securities	(149,223)	(185,224)
Maturities of marketable securities	99,415	35,360
Net cash used in investing activities	(54,104)	(150,450)
Cash flows from financing activities:
Proceeds from the exercise of stock options and common stock issued under the 2020 ESPP	404	1,418
Net cash provided by financing activities	404	1,418
Net decrease in cash and cash equivalents	(85,377)	(171,177)
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash - beginning of period	173,289	361,422
Cash, cash equivalents, and restricted cash - end of period	$87,912	$190,245
Supplemental disclosures of noncash investing activities
Accrued purchases of property and equipment	$1,501	$—
Supplemental disclosures of cash flow information
Cash paid for income taxes	$—	$4

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

The Company has incurred net losses and negative cash flows from operations since its inception. During the three and six months ended June 30, 2022, the Company incurred a net loss of $17,310 and $35,743, respectively. For the six months ended June 30, 2022, the Company used $31,677 of cash for operations. At June 30, 2022, the Company had an accumulated deficit of $203,469. Cash, cash equivalents, and marketable securities were $277,434 as of June 30, 2022. Management expects to incur substantial additional operating losses for the next several years and may need to obtain additional debt or equity financings in order to complete development of its products, obtain regulatory approvals, launch and commercialize its products and continue research and development programs. The Company believes it has adequate cash, cash equivalents, and marketable securities to operate for at least the next twelve months from the date of issuance of these financial statements.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on March 1, 2022. Since the date of those financial statements, there have been no changes to its significant accounting policies.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the interim period reporting requirements of Form 10-Q and Article 10 of Regulation S-X. The condensed balance sheet as of June 30, 2022, the condensed statements of operations and comprehensive loss, and condensed statements of stockholders’ equity for the three and six months ended June 30, 2022 and 2021, and the condensed statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited, but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for any interim period are not necessarily indicative of results for the year ending December 31, 2022, or for any other subsequent interim period. The condensed balance sheet as of December 31, 2021, has been derived from our audited financial statements.

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

The Company’s marketable debt securities have been classified and accounted for as available-for-sale. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term. The Company’s marketable debt securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive loss in stockholders’ equity. Premiums and discounts on marketable debt securities are amortized into earnings over the life of the security and recorded on the interest income line of the income statement. For the three months ended June 30, 2022 and 2021, the Company recorded $72 and $165 of amortization, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded $126 and $332 of amortization, respectively.

Restricted cash as of June 30, 2022, included a $822 deposit at the Company’s commercial bank underlying a stand-by letter of credit issued in favor of a landlord (See Note 6) and is classified in current assets.

Comprehensive Loss

The Company presents comprehensive loss in a single statement within its financial statements. Other comprehensive loss consists of unrealized gains and losses on marketable securities, net of tax.

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the circumstances present. The Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines the initial classification and measurement of its operating right-of-use (“ROU”) assets and operating lease liabilities at the lease commencement date, and thereafter if modified. The lease term includes any renewal options that the Company is reasonably certain to exercise. The Company’s policy is to not record leases with a lease term of 12 months or less on its balance sheets. The Company’s only existing leases are for office and laboratory space.

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

Payments due under each lease agreement include fixed and variable payments. Variable payments relate to the Company’s share of the lessor’s operating costs associated with the underlying asset and are recognized when the event on

PMV Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

which those payments are assessed occurs. Variable payments have been excluded from the lease liability and associated right-of-use asset. Neither of the Company’s leases contain residual value guarantees.

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

3. Fair Value Measurements

The Company’s financial assets consist of money market funds, U.S. government debt securities and corporate debt securities. The following tables show the Company’s cash equivalents and available-for-sale securities’ carrying amounts and fair values as of June 30, 2022, and December 31, 2021:

	As of June 30, 2022
	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Quoted priced in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Money market funds	$35,780	$—	$—	$35,780	$35,780	$—	$—
Corporate securities	187,136	5	(530)	186,611	—	186,611	—
Government securities	52,224	2	(500)	51,726	40,554	11,172	—
Total financial assets	$275,140	$7	$(1,030)	$274,117	$76,334	$197,783	$—

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

Cash Equivalents — As of June 30, 2022, the Company had cash of $3,317 and cash equivalents of $83,773. Cash equivalents consisted of money market funds of $35,780 and corporate debt securities of $47,993. As of December 31, 2021, the Company had cash of $3,508 and cash equivalents of $168,960. Cash equivalents consisted of money market funds of $40,960 and corporate debt securities of $128,000. Money market funds are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets, whereas corporate debt securities are classified within level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are observable for the asset or liability either directly or indirectly.

Marketable Securities — Marketable securities of $190,344 as of June 30, 2022, consisted of corporate debt securities of $138,618 and government debt securities of $51,726. There were $190,344 current marketable securities and no noncurrent marketable securities as of June 30, 2022. Marketable securities of $141,607 as of December 31, 2021, consisted of corporate debt securities of $99,362 and government debt securities of $42,245. There were $124,696 current marketable securities and $16,911 noncurrent marketable securities as of December 31, 2021.

As of June 30, 2022, and December 31, 2021, aggregated gross unrealized losses of available-for-sale investments were not material, and accordingly, no allowance for credit losses was recorded.

4. Property and Equipment, Net

	June 30, 2022	December 31, 2021
Machinery & equipment	2,298	$2,261
Computers	13	8
Furniture & fixtures	69	9
Leasehold improvements	409	161
Assets not placed in service	7,966	2,519
Total property and equipment	10,755	4,958
Less: Accumulated depreciation	(2,034)	(1,868)
Property and equipment, net	$8,721	$3,090

Depreciation expense for the three months ended June 30, 2022 and 2021 was $82 and $71, respectively. Depreciation expense for the six months ended June 30, 2022 and 2021 was $166 and $150, respectively.

PMV Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

5. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2022	December 31, 2021
Accrued compensation	$2,510	$3,797
Accrued legal and professional services	135	—
Accrued research and development costs	4,901	4,734
Other accrued liabilities	106	96
Total	$7,652	$8,627

6. Commitments and Contingencies

Operating Leases

In June 2015, the Company executed a noncancelable operating lease for approximately 13,000 square feet of laboratory, research and development, and office space in Cranbury, New Jersey for an initial base rent of $20.00 per square foot. This location operates as the Company’s current headquarters.

In June 2017, the Company obtained an additional noncancelable operating lease for about 6,000 square feet of laboratory space in the same corporate center at an initial rental rate at $22.00 per square foot. As a result of the additional space, both leases will expire June 2022. In January 2022, the Company signed a lease extension for both leases for up to one additional year with the option to terminate upon 120 days of written notice, with an increase in base rent as per the lease extension. Both leases include a common area maintenance expense for $3.00 per square foot with an increase of 3% on the first month of each calendar year during the lease term and a management fee of 3% of the base rent. The Company is obligated to pay, on a pro-rata basis, real estate taxes and operating costs related to the premises.

In August 2018, the Company executed two noncancelable operating leases. One lease for approximately 6,000 square feet for vivarium, laboratory and general office space in South Brunswick, New Jersey. The initial annual base rent is $15.50 per square foot and a management fee of 3% of the base rent. The Company is obligated to pay, on a pro-rata basis, insurance premiums, real estate taxes and operating costs related to the premises. The lease expires July 2022. In January 2022, the Company signed a lease extension for up to one additional year with the option to terminate upon 120 days of written notice, with an increase in base rent as per the lease extension. The second lease is for office space in Lexington, Massachusetts, that expires August 2023, with an option to renew for a one-time, three-year extension. The initial annual base rent is $28.50 per square foot and will increase $1.00 per square foot at the end of each rent year.

In 2018, the Company received a lease incentive for the buildout of 420 Bedford Street in Lexington, MA. The Company was given an allowance for $165 on behalf of the lessor for construction of office space. Management recognizes this allowance as a lease incentive in its Right-of-Use asset and straight-lines the allowance throughout the term of the lease. As of June 30, 2022, the remaining rent incentive pertaining to the Lexington, MA lease totaled $45.

In January 2021, the Company signed a lease for 50,581 square feet of office and laboratory space at One Research Way in Princeton, New Jersey. The Company intends to relocate it's headquarters from Cranbury, NJ to One Research Way in Princeton, NJ. That lease term extends through 2032, has a five-year extension option, and is intended to replace the Company’s two existing facilities and the space is expected to become the Company’s future headquarters. Payment under this lease will total $19,889 through May 2032. The Company received a lease incentive of $4,046 from the lessor for a buildout of laboratory, vivarium, and office space, to be reimbursed to the Company in 2022. Management estimated the timing and amounts of reimbursements and included them as a reduction of lease payments when initially measuring the lease liability and right-of-use asset upon commencement. As of June 30, 2022, $1,612 of reimbursements were received.

PMV Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

The components of lease cost for the three and six months ended June 30, 2022, and 2021, are as follows, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$530	$511	$1,042	$668
Variable lease cost	198	192	395	311
Total lease cost	$728	$703	$1,437	$979

Amounts reported in the balance sheet for leases where the Company is the lessee as of June 30, 2022, and December 31, 2021, are as follows, in thousands:

Operating Leases:	June 30, 2022	December 31, 2021
Right-of-use assets, operating leases	$9,670	$10,060

Operating lease liabilities, current	$383	$403
Operating lease liabilities, non-current	12,211	10,790
Total operating lease liabilities	$12,594	$11,193

Weighted-average remaining lease term (years)	9.61	10.02
Weighted-average discount rate	5.75%	5.75%

Other information related to leases for the six months ended June 30, 2022 and 2021, respectively, as follows, in thousands:

	Six Months Ended June 30,
	2022	2021
Net cash paid (received) for amounts included in the measurement of lease liabilities	$(750)	$354
Leased assets obtained in exchange for new or modified operating lease liabilities	—	10,314

Future minimum lease payments, net of reimbursements, remaining as of June 30, 2022, under operating leases by fiscal year were as follows, in thousands:

Fiscal year
2022	$(1,584)
2023	1,833
2024	1,814
2025	1,869
2026	1,925
Thereafter	11,477
Total minimum lease payments	$17,334
Less: Amounts representing imputed interest	(4,740)
Present value of lease liabilities	$12,594

Rent expense recorded during the three months ended June 30, 2022 and 2021 was $530 and $531, respectively. Rent expense recorded during the six months ended June 30, 2022 and 2021 was $1,042 and $668, respectively.

The Company currently subleases the office space at 420 Bedford Street in Lexington, MA to another company. This sublease agreement expires in August, 2023. In April 2021, the company entered into a sublease agreement with the previous tenants of the office space at 1 Research Way in Princeton, NJ, to begin April 2021 and end June 2021. Sublease income recorded during the three months ended June 30, 2022 and 2021 was $26 and $85, respectively. Sublease income recorded during the six months ended June 30, 2022 and 2021 was $55 and $60, respectively.

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

7. Stockholders’ Equity

The Company is authorized to issue up to 1,000,000,000 shares of common stock with a par value of $0.00001 per share and 5,000,000 shares of preferred stock with a par value of $0.00001 per share. At June 30, 2022 and December 31, 2021, there were 45,622,610 and 45,433,684 shares of common stock issued and outstanding, respectively.

Common stockholders are entitled to receive dividends if and when declared by the board of directors subject to the rights of any preferred stockholders. As of June 30, 2022, no dividends on common stock had been declared by the Company.

8. Stock Plan

2020 Equity Incentive Plan

The 2020 Equity Incentive Plan (the “2020 Plan”) was approved by the board of directors on September 24, 2020. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors, and consultants. The number of shares of common stock initially reserved for issuance under the 2020 Plan is 4,406,374, which shall be increased, upon approval by the board of directors, on January 1, 2021 and each January 1 thereafter, in an amount equal to the least of (i) 4,406,374 shares of common stock, (ii) five percent (5%) of the outstanding common stock on the immediately preceding December 31, or (iii) such number of common stock determined by the board of directors no later than the immediately preceding December 31. For 2022, the board of directors exercised its discretion under clause (iii) to increase the number of shares of common stock reserved for issuance under the 2020 Plan by a lesser amount of 1,363,084 shares, effective as of January 1, 2022. As of June 30, 2022, there were 5,055,106 shares available for issuance under the 2020 Plan.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was approved by the board of directors on September 24, 2020. A total of 400,572 shares of common stock were initially reserved for issuance under this plan, which shall be increased, upon approval by the board of directors, on January 1, 2021 and each January 1 thereafter, to the lesser of (i) 801,504 shares of common stock, (ii) 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the board of directors or any of its committees no later than the last day of the immediately preceding fiscal year. For 2022, the board waived the increase to the shares reserved under the 2020 ESPP. On May 20, 2022, employees exercised their right to purchase 18,454 shares under the 2020 ESPP. As of June 30, 2022, 65,520 shares are issued or outstanding, and there were 801,464 shares available for issuance, under the 2020 ESPP.

PMV Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

Stock-Based Compensation

The following table summarizes option activity for the six-month period ended June 30, 2022:

		Options Outstanding
				Weighted-
			Weighted	Average	Aggregate
	Shares		Average	Remaining	Intrinsic
	Available	Number of	Exercise	Contractual Life	Value
	for Grant	Options	Price	(in years)	(in 000s)
Balances at December 31, 2021	4,951,680	4,246,007	$8.22	6.86	$68,506
Shares reserved for issuance	1,363,084	—	—
Options granted	(1,267,997)	1,267,997	$16.33
Options forfeited / cancelled	8,339	(8,339)	$26.51
Options exercised	—	(170,472)	$1.06
Balances at June 30, 2022 (unaudited)	5,055,106	5,335,193	$10.32	7.23	$36,326
At June 30, 2022
Vested and expected to vest		5,353,193	$10.32	7.23	$36,326
Exercisable		3,009,863	$5.85	5.92	$30,124

At June 30, 2022, the total compensation cost related to nonvested awards not yet recognized is $25,298. The weighted-average period over which the nonvested awards is expected to be recognized is 3.2 years.

The Company estimated the fair value of the options using the Black-Scholes options valuation model. The fair value of the options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value was estimated using the following assumptions:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2022	2021
Risk-free interest rate	1.48% - 2.93%	0.35% - 1.22%
Expected life (in years)	5.50 - 6.44	5.50 - 6.43
Dividend yield	0%	0%
Expected volatility	77.00%	79.00% - 79.90%

The weighted average assumptions used to estimate the fair value of stock options granted and stock purchase rights under the ESPP are as follows:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2022	2021
Risk-free interest rate	1.57%	0.02%
Expected life (in years)	0.49	0.50
Dividend yield	0%	0%
Expected volatility	77.00%	79.00%

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

PMV Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

Stock-based compensation expense recorded under ASC 718 related to stock options granted and common stock issued under the 2020 ESPP were allocated to research and development and general and administrative expense as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Research and development	$807	$282	$1,456	$533
General and administrative	1,711	868	3,239	1,244
Total stock-based compensation	$2,518	$1,150	$4,695	$1,777

9. Income Taxes

During the three and six months ended June 30, 2022 and 2021, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

10. Net Loss per Share

The Company excluded all outstanding stock options and restricted stock awards at each period end from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net loss	$(17,310)	$(12,874)	$(35,743)	$(24,476)
Weighted-average number of shares - basic and diluted	45,571,067	45,070,104	45,518,845	44,928,518
Net loss per share - basic and diluted	$(0.38)	$(0.29)	$(0.79)	(0.54)

11. Related Parties

The Company has consulting agreements with two members of its board of directors; one of which waived his consulting fees as of September 2021. Total consulting fees paid in each of the three months ended June 30, 2022 and 2021, were $33 and $28, respectively. Total consulting fees paid in each of the six months ended June 30, 2022 and 2021, were $58 and $56, respectively. There were no amounts owed under the consulting agreements as of June 30, 2022.

Total consulting fees paid as of the year ended December 31, 2021, was $110. In May of 2021, the two members of the board of directors were awarded 5,781 options of Company stock each, as per their updated Scientific Advisory Board agreements. There were no amounts owed under the consulting agreements as of December 31, 2021.

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

Since our formation in March 2013, we have devoted substantially all of our time and efforts to performing research and development activities and raising capital. We are not profitable and have incurred losses in each year since our inception. Our net losses were $57.8 million and $34.4 million for the years ended December 31, 2021, and 2020, respectively. During the three and six months ended June 30, 2022, the Company incurred a net loss of $17.3 million and $35.7 million, respectively. As of June 30, 2022, we had an accumulated deficit of $203.5 million. We do not currently have any product candidates approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We initiated a Phase 1/2 clinical trial in October 2020 for our lead product candidate, PC14586. In October 2020, we were granted FDA Fast Track Designation of PC14586 for the treatment of patients with locally advanced or metastatic solid tumors that have a p53 Y220C mutation. We dosed our first patient in this clinical trial in the fourth quarter of 2020. In June 2022, we presented our Initial Phase 1 clinical data for PC14586. We expect that our operating expenses will increase significantly as we advance our product candidates through preclinical and clinical development, seek regulatory approval, and prepare for and, if approved, proceed to commercialization; acquire, discover, validate, and develop additional product candidates; obtain, maintain, protect, and enforce our intellectual property portfolio; and hire additional personnel. Furthermore, we have incurred and will continue to incur additional costs associated with operating as a public company that we did not experience as a private company. We expect to continue to incur significant losses for the foreseeable future.

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

As we are at a very early stage of development, we do not allocate our costs by product candidate or development program, as a significant amount of research and development expenses include compensation costs, materials, supplies, depreciation on and maintenance of research equipment, and the cost of services provided by outside contractors, which are not tracked by product candidate or development program. In particular, with respect to internal costs, several of our departments support multiple product candidate research and development programs, and therefore the costs cannot be allocated to a particular product candidate or development program. Substantially all of our research and development costs are associated with our lead product candidate, PC14586. We initiated a Phase 1/2 clinical trial in October 2020 for our lead product candidate, PC14586. In October 2020, we were granted FDA Fast Track Designation of PC14586 for the treatment of patients with locally advanced or metastatic solid tumors that have a p53 Y220C mutation. We dosed our first patient in this clinical trial in the fourth quarter of 2020. In June 2022, we presented our initial Phase 1 clinical data for PC14586 at the 2022 ASCO Annual Meeting.

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

General and Administrative Expenses

General and administrative expenses include personnel costs, expenses for outside professional services and other allocated expenses. Personnel costs consist of salaries, bonuses, benefits, and stock-based compensation. Outside professional services consist of legal, accounting and audit services and other consulting fees. Allocated expenses consist of rent expense related to our office and research and development facilities. We have incurred additional expenses as a public company, including expenses related to compliance with the rules and regulations of the SEC, and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities and other administrative and professional services. We have increased our headcount significantly to support our operations as a public company. We also expect to increase our general and administrative expenses as we advance our product candidates through preclinical research and development, manufacturing, clinical development, and commercialization.

Interest Income, Net

Interest income, net primarily consists of interest income from our interest-bearing cash, cash equivalents and short-term marketable securities and interest costs related to amortization of premiums and discounts on short-term marketable securities.

Results of Operations

Comparison of the Three Months ended June 30, 2022 and 2021.

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,
Statement of operations data:	2022 (Unaudited)	2021 (Unaudited)	Change
Operating expenses:
Research and development	$11,462	$7,664	$3,798
General and administrative	6,423	5,386	1,037

Total operating expenses	17,885	13,050	4,835

Loss from operations	(17,885)	(13,050)	(4,835)
Other income (expense):
Interest income, net	604	113	491
Other income (expense), net	(31)	63	(94)

Total other income (expense)	573	176	397

Loss before benefit for income taxes	(17,312)	(12,874)	(4,438)
Benefit for income taxes	(2)	—	(2)

Net loss	$(17,310)	$(12,874)	$(4,436)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Three Months Ended June 30,
Statement of operations data:	2022 (Unaudited)	2021 (Unaudited)	Change
Research	$1,706	$2,180	$(474)
Development	6,495	3,484	3,011
Personnel related	2,453	1,718	735
Stock-based compensation	808	282	526
Total	$11,462	$7,664	$3,798

Research and development expenses were $11.5 million for the three months ended June 30, 2022, compared to $7.7 million for the three months ended June 30, 2021. The increase of $3.8 million, compared to the three months ended June 30, 2021, was primarily due to the following:

•
$0.5 million decrease in research expenses, largely driven by decreased contractual research organization costs;
•
$3.0 million increase in development expenses associated with advancing our lead product candidate, PC14586, through the Phase 1/2 clinical trial; and
•
$1.3 million increase in expenses for personnel related costs and stock-based compensation, primarily driven by increased headcount.

General and Administrative Expenses

General and administrative expenses were $6.4 million for the three months ended June 30, 2022, compared to $5.4 million for the three months ended June 30, 2021. The increase of $1.0 million, compared to the three months ended June 30, 2021, was primarily due to the following:

•
$0.9 million increase in personnel and office related expense due to increased headcount to build out general and administrative infrastructure; and
•
$0.1 million increase due to facility related costs for our new office and laboratory building in Princeton, NJ.

Interest Income, Net

Interest income, net primarily consists of interest income from our interest-bearing cash, cash equivalents and marketable securities and interest costs related to amortization of premiums and discounts on marketable securities. Interest income, net was $0.6 million for the three months ended June 30, 2022. The increase of $0.5 million compared to the three months ended June 30, 2021, is driven by increased interest rates from cash investments in marketable securities and U.S treasuries during the three months ended June 30, 2022.

Comparison of the Six Months ended June 30, 2022 and 2021

The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,
Statement of operations data:	2022 (Unaudited)	2021 (Unaudited)	Change
Operating expenses:
Research and development	$23,297	$15,163	$8,134
General and administrative	13,206	9,560	3,646

Total operating expenses	36,503	24,723	11,780

Loss from operations	(36,503)	(24,723)	(11,780)
Other income (expense):
Interest income, net	832	241	591
Other income (expense), net	(72)	11	(83)

Total other income	760	252	508

Loss before provision for income taxes	(35,743)	(24,472)	(11,271)
Provision for income taxes	—	4	(4)

Net loss	$(35,743)	$(24,476)	$(11,267)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Six Months Ended June 30,
Statement of operations data:	2022 (Unaudited)	2021 (Unaudited)	Change
Research	$3,983	$4,631	$(648)
Development	13,142	6,374	6,768
Personnel related	4,716	3,625	1,091
Stock-based compensation	1,456	533	923
Total	$23,297	$15,163	$8,134

Research and development expenses were $23.3 million for the six months ended June 30, 2022, compared to $15.2 million for the six months ended June 30, 2021. The increase of $8.1 million, compared to the six months ended June 30, 2021, was primarily due to the following:

•
$0.6 million decrease in research expenses, largely driven by decreased contractual research organization costs focused on discovery research;
•
$6.6 million increase in development expenses associate with advancing our lead product candidate, PC14586, through the Phase 1/2 clinical trial; and
•
$2.1 million increase in expenses for personnel-related costs and stock-based compensation, primarily driven by increased headcount.

General and Administrative Expenses

General and administrative expenses were $13.2 million for the six months ended June 30, 2022, compared to $9.6 million for the six months ended June 30, 2021. The increase of $3.6 million, compared to the six months ended June 30, 2021, was primarily due to the following:

•
$2.5 million increase in personnel related expense due to increased headcount to build out general and administrative infrastructure; and
•
$0.5 million increase in finance and legal support, along with a $0.1 million decrease for directors and officers insurance, and a $0.7 million increase due to facility related costs for our new office and laboratory building in Princeton, NJ.

Interest Income, Net

Interest income, net primarily consists of interest income from our interest-bearing cash, cash equivalents and marketable securities and interest costs related to amortization of premiums and discounts on marketable securities. Interest income, net was $0.8 million for the six months ended June 30, 2022 compared to $0.2 million for the six months ended June 30, 2021. The increase of $0.6 million is driven by increased interest rates from cash investments in marketable securities and U.S treasuries during the six months ended June 30, 2022.

Liquidity and Capital Resources

Our financial condition is summarized as follows:

	June 30,	December 31,
	2022	2021	Change
Financial assets:
Cash and cash equivalents	$87,090	$172,467	$(85,377)
Marketable securities - current	190,344	124,696	65,648
Marketable securities - noncurrent	—	16,911	(16,911)
Total financial assets	$277,434	$314,074	$(36,640)

Working capital:
Current assets	$281,865	$301,286	$(19,421)
Current liabilities	11,383	12,219	(836)
Total working capital	$270,482	$289,067	$(18,585)

Sources of Liquidity

Since our inception, we have not generated any revenue from any product sales or any other sources and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. As of June 30, 2022, we had cash, cash equivalents, and marketable securities of $277.4 million and an accumulated deficit of $203.5 million. In September 2020, we completed an IPO of 13,529,750 shares of our common stock, which includes the exercise in full by the underwriters of their option to purchase 1,764,750 additional shares of common stock, at a public offering price of $18.00 per share for aggregate gross proceeds of $243.5 million. We received $223.2 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us. In October 2021, we filed an automatic shelf registration statement on Form S-3. We did not sell any shares pursuant to the shelf registration statement and did not receive any gross proceeds in fiscal year 2021 or the six months ended June 30, 2022.

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

In January 2021, we signed a lease for 50,581 square feet of office and laboratory space at One Research Way in Princeton, New Jersey. That lease term extends through 2032, has a five-year extension option, and is intended to replace our two existing facilities. Payments under this lease will total $19.9 million through May 2032. Amounts related to future lease payments as of June 30, 2022, totaled $19.8 million, with $1.8 million to be paid within the next 12 months.

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

Due to our significant research and development expenditures, we have generated substantial operating losses in each period since inception. We have incurred an accumulated deficit of $203.5 million through June 30, 2022. We expect to incur substantial additional losses in the future as we expand our research and development activities. For the six months ended June 30, 2022 and 2021, our cash operating expenditures were $31.7 million and $22.1 million, respectively. We expect to increase our investment in operations in the remainder of 2022 and 2023. Based on our research and development plans, we expect that our cash, cash equivalents and marketable securities as of June 30, 2022 will be sufficient to fund our operations at least through 2023.

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
•
our ability to maintain future licenses and research and development programs and to establish new collaboration and/or in-licensing arrangements;
•
the costs involved in prosecuting and enforcing patent and other intellectual property claims;
•
the cost and timing of regulatory approvals; and
•
our efforts to [build out our new office and laboratory headquarters,] enhance operational systems and hire additional personnel, including personnel to support development of our product candidates and satisfy our obligations as a public company.

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

Cash Flows

The following table summarizes our cash flows for the period indicated (in thousands):

	Six Months Ended June 30,
	2022 (Unaudited)	2021 (Unaudited)
Cash used in operating activities	$(31,677)	$(22,145)
Cash used in investing activities	(54,104)	(150,450)
Cash provided by financing activities	404	1,418

Net (decrease) in cash and cash equivalents	$(85,377)	$(171,177)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022, was $31.7 million, which consisted primarily of net loss of $35.7 million partially offset by non-cash charges of $5.1 million. Changes in our net operating assets decreased operating cash by $1.0 million. The non-cash charges primarily consisted of stock-based compensation of $4.7 million, depreciation and amortization of $0.3 million, and non-cash lease expense of $0.2 million. The change in our net operating assets and liabilities was primarily due to an increase in prepaid expenses and other assets, a decrease in accrued expenses, an increase in outstanding payables, and an increase in operating lease right of use assets and liabilities driven by a cash reimbursement of $1.6 million for the buildout of the new office building in Princeton, NJ.

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

Investing Activities

Our investing activities used $54.1 million of cash during the six months ended June 30, 2022, which consisted primarily of purchases of marketable securities of $149.2 million, along with purchase of property and equipment of $4.3 million partially offset by maturities of marketable securities of $99.4 million.

Our investing activities used $150.4 million of cash during the six months ended June 30, 2021, which consisted primarily of purchases of marketable securities of $185.2 million, along with purchase of property and equipment of $0.6 million partially offset by maturities of marketable securities of $35.4 million.

Financing Activities

Our financing activities provided $0.4 million of cash during the six months ended June 30, 2022, which consisted primarily of proceeds from the exercise of stock options and issuance of common stock under the 2020 ESPP.

Our financing activities provided $1.4 million of cash during the six months ended June 30, 2021, which consisted primarily of proceeds from the exercise of stock options and issuance of common stock under the 2020 ESPP.

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

We believe that the accounting policies described below involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of our operations. During the six-month period ended June 30, 2022, there were no material changes to our critical accounting policies from those described in our audited financial statements for the year ended December 31, 2021, included in our Annual Report on Form 10-K filed with the SEC on March 1, 2022, except as noted below.

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

We had cash, cash equivalents, and marketable securities of $277.4 million and restricted cash of $0.8 million as of June 30, 2022. The Company’s cash equivalents consist of interest-bearing U.S. treasury securities, money market funds, and corporate debt securities. Our exposure due to changes in interest rates is not material due to the nature and amount of our money-market funds and short-term marketable securities.

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

We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

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

Item 1A. Risk Factors.

There have been no material changes to the Company’s risk factors as set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 1, 2022, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on May 10, 2022. You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 1, 2022, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on May 10, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds

Our registration statement on Form S-1 (File No. 333-248627) relating to the IPO was declared effective by the SEC. The IPO closed on September 25, 2020 at which time we sold 13,529,750 shares of common stock (including the exercise in full by the underwriters of their option to purchase an additional 1,764,750 shares of common stock) at a public offering price of $18.00 per share. We received net proceeds from the IPO of approximately $223.2 million, after deducting the underwriting discounts and commissions of approximately $17.0 million and estimated offering related expenses of approximately $3.3 million. No offering expenses were paid or payable, directly, or indirectly, to our directors, officers, or persons owning 10% or more of any class of equity securities or to our affiliates. Goldman Sachs & Co. LLC, BofA Securities, Cowen, and Evercore ISI acted as joint book-running managers for the offering.

There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on September 24, 2020.

On October 4, 2021, our shelf registration statement on Form S-3 (File No. 333-260012) was automatically declared effective by the SEC for our future follow-on offering. Pursuant to our shelf registration statement, we may offer and sell an indeterminate amount and combination of shares of our common stock, shares of our preferred stock, various series of debt securities and warrants to purchase any of such securities in one or more registered offerings. The Company has not issued any shares of common stock pursuant to the offering. There has been no material change in the planned use of proceeds from the follow-on offering as described in the Form S-3 Registration Statement. None of the offering expenses were paid or payable, directly, or indirectly, to our directors, officers, or persons owning 10% or more of any class of equity securities or to our affiliates.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Number	Filing Date

10.15+*	Outside Director Compensation Policy., as amended on May 5, 2022

31.1+	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

PMV Pharmaceuticals, Inc.

Date: August 9, 2022	By:	/s/ David H. Mack
David H. Mack, Ph.D.
President, Chief Executive Officer, and Director
(Principal Executive Officer)

PMV Pharmaceuticals, Inc.

Date: August 9, 2022	By:	/s/ Winston Kung
Winston Kung
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)