Form 10-Q
period 2022-09-30
PMV Pharmaceuticals, Inc.
filed 2022-11-08
CIK 1699382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 8, 2022, the registrant had 45,665,428 shares of common stock, $0.00001 par value per share, outstanding.

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

ii

•
our plans to rely on third parties to conduct and support preclinical and clinical development;
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited).

PMV Pharmaceuticals, Inc.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	September 30, 2022 (unaudited)	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$99,850	$172,467
Restricted cash	822	822
Marketable securities, current	159,007	124,696
Prepaid expenses and other current assets	5,497	3,301
Total current assets	265,176	301,286
Property and equipment, net	9,966	3,090
Marketable securities, noncurrent	—	16,911
Right-of-use assets	9,535	10,060
Other assets	307	221
Total assets	$284,984	$331,568
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,826	$3,189
Accrued expenses	6,436	8,627
Operating lease liabilities, current	394	403
Total current liabilities	11,656	12,219
Operating lease liabilities, noncurrent	12,135	10,790
Total liabilities	23,791	23,009
Stockholders’ equity:
Preferred stock, $0.00001 par value, 5,000,000 shares authorized at September 30, 2022 and December 31, 2021. No shares issued or outstanding at September, 2022 and December 31, 2021.	—	—
Common stock, $0.00001 par value, 1,000,000,000 shares authorized; 45,624,860 and 45,433,684 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	—	—
Additional paid-in capital	483,916	476,363
Accumulated deficit	(221,698)	(167,726)
Accumulated other comprehensive loss	(1,025)	(78)
Total stockholders’ equity	261,193	308,559
Total liabilities and stockholders’ equity	$284,984	$331,568

The accompanying notes are an integral part of these unaudited condensed financial statements.

PMV Pharmaceuticals, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$13,666	$9,162	$36,963	$24,326
General and administrative	5,709	5,935	18,915	15,495
Total operating expenses	19,375	15,097	55,878	39,821
Loss from operations	(19,375)	(15,097)	(55,878)	(39,821)
Other income (expense):
Interest income, net	1,124	102	1,830	343
Other income (expense), net	13	3	67	14
Total other income (expense)	1,137	105	1,897	357
Loss before (benefit) provision for income taxes	(18,238)	(14,992)	(53,981)	(39,464)
(Benefit) provision for income taxes	(9)	19	(9)	23
Net loss	(18,229)	(15,011)	(53,972)	(39,487)
Unrealized (loss) gain on available for sale investments, net of tax	(2)	7	(947)	14
Comprehensive loss	$(18,231)	$(15,004)	$(54,919)	$(39,473)

Net loss per share -- basic and diluted	$(0.40)	$(0.33)	$(1.18)	$(0.88)
Weighted-average common shares outstanding	45,622,957	45,295,232	45,556,635	45,052,100

The accompanying notes are an integral part of these unaudited condensed financial statements.

PMV Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	44,777,818	$—	$469,001	$—	$(109,880)	$359,121
Exercise of stock options	103,351	—	162	—	—	162
Stock-based compensation expense	—	—	627	—	—	627
Net loss	—	—	—	—	(11,602)	(11,602)
Unrealized loss on available for sale investments	—	—	—	(13)	—	(13)
Balance at March 31, 2021	44,881,169	$—	$469,790	$(13)	$(121,482)	$348,295
Exercise of stock options and common stock issued under the 2020 ESPP	332,398	—	1,256	—	—	1,256
Stock-based compensation expense	—	—	1,150	—	—	1,150
Net loss	—	—	—	—	(12,874)	(12,874)
Unrealized gain on available for sale investments	—	—	—	20	—	20
Balance at June 30, 2021	45,213,567	$—	$472,196	$7	$(134,356)	$337,847
Exercise of stock options	138,640	—	309	—	—	309
Stock-based compensation expense	—	—	1,796	—	—	1,796
Net loss	—	—	—	—	(15,011)	(15,011)
Unrealized gain on available for sale investments	—	—	—	7	—	7
Balance at September 30, 2021	45,352,207	$—	$474,301	$14	$(149,367)	$324,948

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	45,433,684	$—	$476,363	$(78)	$(167,726)	$308,559
Exercise of stock options	98,708	—	128	—	—	128
Stock-based compensation expense	—	—	2,177	—	—	2,177
Net loss	—	—	—	—	(18,433)	(18,433)
Unrealized loss on available for sale investments	—	—	—	(588)	—	(588)
Balance at March 31, 2022	45,532,392	$—	$478,668	$(666)	$(186,159)	$291,843
Exercise of stock options and common stock issued under the 2020 ESPP	90,218	—	276	—	—	276
Stock-based compensation expense	—	—	2,518	—	—	2,518
Net loss	—	—	—	—	(17,310)	(17,310)
Unrealized loss on available for sale investments	—	—	—	(357)	—	(357)
Balance at June 30, 2022	45,622,610	$—	$481,462	$(1,023)	$(203,469)	$276,970
Exercise of stock options	2,250	—	6	—	—	6
Stock-based compensation expense	—	—	2,448	—	—	2,448
Net loss	—	—	—	—	(18,229)	(18,229)
Unrealized loss on available for sale investments	—	—	—	(2)	—	(2)
Balance at September 30, 2022	45,624,860	$—	$483,916	$(1,025)	$(221,698)	$261,193

The accompanying notes are an integral part of these unaudited condensed financial statements.

PMV Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(53,972)	$(39,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,143	3,573
Depreciation	240	230
Amortization (accretion) of premiums on marketable securities	(102)	459
Non-cash lease expense	250	644
Other, net	(86)	(17)
Change in operating assets and liabilities:
Prepaid expenses and other assets	(2,196)	(1,743)
Operating lease right-of-use assets and liabilities	1,611	—
Accounts payable	867	(385)
Accrued expenses	(2,191)	2,183
Net cash used in operating activities	(48,436)	(34,543)
Cash flows from investing activities:
Purchases of property and equipment	(6,346)	(1,087)
Purchases of marketable securities	(194,512)	(235,167)
Maturities of marketable securities	176,267	85,111
Net cash used in investing activities	(24,591)	(151,143)
Cash flows from financing activities:
Proceeds from the exercise of stock options and common stock issued under the 2020 ESPP	410	1,727
Net cash provided by financing activities	410	1,727
Net decrease in cash and cash equivalents	(72,617)	(183,959)
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash - beginning of period	173,289	361,422
Cash, cash equivalents, and restricted cash - end of period	$100,672	$177,463
Supplemental disclosures of noncash investing activities
Accrued purchases of property and equipment	$770	$—
Supplemental disclosures of cash flow information
Cash paid for income taxes	$—	$23

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

The Company has incurred net losses and negative cash flows from operations since its inception. During the three and nine months ended September 30, 2022, the Company incurred a net loss of $18,229 and $53,972, respectively. For the nine months ended September 30, 2022, the Company used $48,436 of cash for operations. At September 30, 2022, the Company had an accumulated deficit of $221,698. Cash, cash equivalents, and marketable securities were $258,857 as of September 30, 2022. Management expects to incur substantial additional operating losses for the next several years and may need to obtain additional debt or equity financings in order to complete development of its products, obtain regulatory approvals, launch and commercialize its products and continue research and development programs. The Company believes it has adequate cash, cash equivalents, and marketable securities to operate for at least the next twelve months from the date of issuance of these financial statements.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the interim period reporting requirements of Form 10-Q and Article 10 of Regulation S-X. The condensed balance sheet as of September 30, 2022, the condensed statements of operations and comprehensive loss, and condensed statements of stockholders’ equity for the three and nine months ended September 30, 2022 and 2021, and the condensed statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited, but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for any interim period are not necessarily indicative of results for the year ending December 31, 2022, or for any other subsequent interim period. The condensed balance sheet as of December 31, 2021, has been derived from our audited financial statements.

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

The Company’s marketable debt securities have been classified and accounted for as available-for-sale. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term. The Company’s marketable debt securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive loss in stockholders’ equity. Premiums and discounts on marketable debt securities are amortized into earnings over the life of the security and recorded on the interest income, net line of the income statement. For the three months ended September 30, 2022 and 2021, the Company recorded $228 and $127 of amortization, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded $102 of accretion and $459 of amortization, respectively.

Restricted cash as of September 30, 2022, included a $822 deposit at the Company’s commercial bank underlying a stand-by letter of credit issued in favor of a landlord (See Note 6) and is classified in current assets.

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

3. Fair Value Measurements

The Company’s financial assets consist of money market funds, U.S. government debt securities and corporate debt securities. The following tables show the Company’s cash equivalents and available-for-sale securities’ carrying amounts and fair values as of September 30, 2022, and December 31, 2021:

	As of September 30, 2022
	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Quoted priced in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Money market funds	$74,369	$—	$—	$74,369	$74,369	$—	$—
Corporate securities	122,320	—	(533)	121,787	—	121,787	—
Government securities	61,691	—	(492)	61,199	28,051	33,148	—
Total financial assets	$258,380	$—	$(1,025)	$257,355	$102,420	$154,935	$—

	As of December 31, 2021
	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Quoted Priced in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Money market funds	$40,960	$—	$—	$40,960	$40,960	$—	$—
Corporate securities	227,378	3	(19)	227,362	—	227,362	—
Government securities	42,307	—	(62)	42,245	—	42,245	—
Total financial assets	$310,645	$3	$(81)	$310,567	$40,960	$269,607	$—

Cash Equivalents — As of September 30, 2022, the Company had cash of $1,502 and cash equivalents of $98,348. Cash equivalents consisted of money market funds of $74,369 corporate debt securities of $4,979 and government securities of $19,000. As of December 31, 2021, the Company had cash of $3,508 and cash equivalents of $168,960. Cash equivalents consisted of money market funds of $40,960 and corporate debt securities of $128,000. Money market funds are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets, whereas corporate debt securities are classified within level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are observable for the asset or liability either directly or indirectly.

Marketable Securities — Marketable securities of $159,007 as of September 30, 2022, consisted of corporate debt securities of $116,808 and government debt securities of $42,199. There were $159,007 current marketable securities and no noncurrent marketable securities as of September 30, 2022. Marketable securities of $141,607 as of December 31, 2021, consisted of corporate debt securities of $99,362 and government debt securities of $42,245. There were $124,696 current marketable securities and $16,911 noncurrent marketable securities as of December 31, 2021.

PMV Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

As of September 30, 2022, and December 31, 2021, aggregated gross unrealized losses of available-for-sale investments were not material, and accordingly, no allowance for credit losses was recorded.

4. Property and Equipment, Net

	September 30, 2022	December 31, 2021
Machinery & equipment	2,416	$2,261
Computers	13	8
Furniture & fixtures	69	9
Leasehold improvements	409	161
Assets not placed in service	9,167	2,519
Total property and equipment	12,074	4,958
Less: Accumulated depreciation	(2,108)	(1,868)
Property and equipment, net	$9,966	$3,090

Depreciation expense for the three months ended September 30, 2022 and 2021 was $74 and $80, respectively. Depreciation expense for the nine months ended September 30, 2022 and 2021 was $240 and $230, respectively.

5. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2022	December 31, 2021
Accrued compensation	$2,960	$3,797
Accrued legal and professional services	81	—
Accrued research and development costs	3,352	4,734
Other accrued liabilities	43	96
Total	$6,436	$8,627

6. Commitments and Contingencies

Operating Leases

In June 2015, the Company executed a noncancelable operating lease for approximately 13,000 square feet of laboratory, research and development, and office space in Cranbury, New Jersey for an initial base rent of $20.00 per square foot. This location operates as the Company’s current headquarters.

In June 2017, the Company obtained an additional noncancelable operating lease for about 6,000 square feet of laboratory space in the same corporate center at an initial rental rate at $22.00 per square foot. As a result of the additional space, both leases expired June 2022. In January 2022, the Company signed a lease extension for both leases for up to one additional year with the option to terminate upon 120 days of written notice, with an increase in base rent as per the lease extension. Both leases include a common area maintenance expense for $3.00 per square foot with an increase of 3% on the first month of each calendar year during the lease term and a management fee of 3% of the base rent. The Company is obligated to pay, on a pro-rata basis, real estate taxes and operating costs related to the premises.

In August 2018, the Company executed two noncancelable operating leases. One lease for approximately 6,000 square feet for vivarium, laboratory and general office space in South Brunswick, New Jersey. The initial annual base rent is $15.50 per square foot and a management fee of 3% of the base rent. The Company is obligated to pay, on a pro-rata basis, insurance premiums, real estate taxes and operating costs related to the premises. The lease expired in July 2022. In January 2022, the Company signed a lease extension for up to one additional year with the option to terminate upon 120 days of written notice, with an increase in base rent as per the lease extension. The second lease is for office space in Lexington, Massachusetts, that expires August 2023, with an option to renew for a one-time, three-year extension. The initial annual base rent is $28.50 per square foot and will increase $1.00 per square foot at the end of each rent year.

PMV Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

In 2018, the Company received a lease incentive for the buildout of 420 Bedford Street in Lexington, MA. The Company was given an allowance for $165 on behalf of the lessor for construction of office space. Management recognizes this allowance as a lease incentive in its Right-of-Use asset and straight-lines the allowance throughout the term of the lease. As of September 30, 2022, the remaining rent incentive pertaining to the Lexington, MA lease totaled $35.

In January 2021, the Company signed a lease for 50,581 square feet of office and laboratory space at One Research Way in Princeton, New Jersey. That lease term extends through 2032, has a five-year extension option, and is intended to replace the Company’s two existing facilities and the space is expected to become the Company’s future headquarters. Payment under this lease will total $19,889 through May 2032. The Company received a lease incentive of $4,046 from the lessor for a buildout of laboratory, vivarium, and office space, to be reimbursed to the Company in 2022. Management estimated the timing and amounts of reimbursements and included them as a reduction of lease payments when initially measuring the lease liability and right-of-use asset upon commencement. As of September 30, 2022, $1,612 of reimbursements were received.

The components of lease cost for the three and nine months ended September 30, 2022, and 2021, are as follows, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$578	$511	$1,619	$1,180
Variable lease cost	247	158	643	470
Total lease cost	$825	$669	$2,262	$1,650

Amounts reported in the balance sheet for leases where the Company is the lessee as of September 30, 2022, and December 31, 2021, are as follows, in thousands:

Operating Leases:	September 30, 2022	December 31, 2021
Right-of-use assets, operating leases	$9,535	$10,060

Operating lease liabilities, current	$394	$403
Operating lease liabilities, non-current	12,135	10,790
Total operating lease liabilities	$12,529	$11,193

Weighted-average remaining lease term (years)	9.38	10.02
Weighted-average discount rate	5.75%	5.75%

Other information related to leases for the nine months ended September 30, 2022 and 2021, respectively, as follows, in thousands:

	Nine Months Ended September 30,
	2022	2021
Net cash paid (received) for amounts included in the measurement of lease liabilities	$(242)	$535
Leased assets obtained in exchange for new or modified operating lease liabilities	581	10,314

PMV Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

Future minimum lease payments, net of reimbursements, remaining as of September 30, 2022, under operating leases by fiscal year were as follows, in thousands:

Fiscal year
2022	$(1,925)
2023	1,908
2024	1,814
2025	1,869
2026	1,925
Thereafter	11,477
Total minimum lease payments	$17,068
Less: Amounts representing imputed interest	(4,539)
Present value of lease liabilities	$12,529

Rent expense recorded during the three months ended September 30, 2022 and 2021 was $578 and $511, respectively. Rent expense recorded during the nine months ended September 30, 2022 and 2021 was $1,619 and $1,180, respectively.

The Company currently subleases the office space at 420 Bedford Street in Lexington, MA to another company. This sublease agreement expires in August, 2023. In April 2021, the company entered into a sublease agreement with the previous tenants of the office space at 1 Research Way in Princeton, NJ, to begin April 2021 and end June 2021. Sublease income recorded during the three months ended September 30, 2022 and 2021 was $29 and $29, respectively. Sublease income recorded during the nine months ended September 30, 2022 and 2021 was $83 and $89, respectively.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when future expenditures are probable and such expenditures can be reasonably estimated.

7. Stockholders’ Equity

The Company is authorized to issue up to 1,000,000,000 shares of common stock with a par value of $0.00001 per share and 5,000,000 shares of preferred stock with a par value of $0.00001 per share. At September 30, 2022 and December 31, 2021, there were 45,624,860 and 45,433,684 shares of common stock issued and outstanding, respectively.

Common stockholders are entitled to receive dividends if and when declared by the board of directors subject to the rights of any preferred stockholders. As of September 30, 2022, no dividends on common stock had been declared by the Company.

8. Stock Plan

2020 Equity Incentive Plan

The 2020 Equity Incentive Plan (the “2020 Plan”) was approved by the board of directors on September 24, 2020. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors, and consultants. The number of shares of common stock initially reserved for issuance under the 2020 Plan is 4,406,374, which shall be increased, upon approval by the board of directors, on January 1, 2021 and each January 1 thereafter, in an amount equal to the least of (i) 4,406,374 shares of common stock, (ii) five percent (5%) of the outstanding common stock on the immediately preceding December 31, or (iii) such number of common stock determined by the board of directors no later than the immediately preceding December 31. For 2022, the board of directors exercised its discretion under clause (iii) to increase the number of shares of common stock reserved for issuance under the 2020 Plan by a lesser amount of 1,363,084 shares, effective as of January 1, 2022. As of September 30, 2022, there were 4,727,364 shares available for issuance under the 2020 Plan.

PMV Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

On September 9, 2022, the Company granted 374,899 Restricted Stock Units (RSUs) to employees pursuant to an employee retention program approved by the Board's compensation committee. The RSU's have graded vesting on an annual basis for two years of continuous service, as per the 2020 Plan.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was approved by the board of directors on September 24, 2020. A total of 400,572 shares of common stock were initially reserved for issuance under this plan, which shall be increased, upon approval by the board of directors, on January 1, 2021 and each January 1 thereafter, to the lesser of (i) 801,504 shares of common stock, (ii) 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the board of directors or any of its committees no later than the last day of the immediately preceding fiscal year. For 2022, the board waived the increase to the shares reserved under the 2020 ESPP. On May 20, 2022, employees exercised their right to purchase 18,454 shares under the 2020 ESPP. As of September 30, 2022, 65,520 shares are issued or outstanding, and there were 801,464 shares available for issuance, under the 2020 ESPP.

Stock Options

The following table summarizes option activity for the nine-month period ended September 30, 2022:

		Options Outstanding
				Weighted-
			Weighted	Average	Aggregate
	Shares		Average	Remaining	Intrinsic
	Available	Number of	Exercise	Contractual Life	Value
	for Grant	Options	Price	(in years)	(in 000s)
Balances at December 31, 2021	4,951,680	4,246,007	$8.22	6.86	$68,506
Shares reserved for issuance	1,363,084	—	—
Options granted	(1,296,797)	1,296,797	$16.28
RSU's granted	(374,899)	—	—
Options forfeited / cancelled	84,296	(84,296)	$19.08
Options exercised	—	(172,722)	$1.08
Balances at September 30, 2022 (unaudited)	4,727,364	5,285,786	$10.23	6.89	$28,402
At September 30, 2022
Vested and expected to vest		5,285,786	$10.23	6.89	$28,402
Exercisable		3,221,232	$6.37	5.71	$24,664

At September 30, 2022, the total compensation cost related to nonvested awards not yet recognized is $22,378. The weighted-average period over which the nonvested awards is expected to be recognized is 3.0 years.

The Company estimated the fair value of the options using the Black-Scholes options valuation model. The fair value of the options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value was estimated using the following assumptions:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2021
Risk-free interest rate	1.48% - 3.42%	0.35% - 1.22%
Expected life (in years)	5.50 - 6.44	5.50 - 6.43
Dividend yield	0%	0%
Expected volatility	77.00%-81.00%	79.00-79.90%

The weighted average assumptions used to estimate the fair value of stock options granted and stock purchase rights under the ESPP are as follows:

PMV Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2021
Risk-free interest rate	1.57%	0.02%
Expected life (in years)	0.49	0.50
Dividend yield	0%	0%
Expected volatility	77.00%	79.00%

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

Stock-based compensation expense recorded under ASC 718 related to stock options granted and common stock issued under the 2020 ESPP were allocated to research and development and general and administrative expense as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Research and development	$836	$449	$2,293	$983
General and administrative	1,612	1,347	4,850	2,590
Total stock-based compensation	$2,448	$1,796	$7,143	$3,573

Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Stock options	$2,290	$1,687	$6,862	$3,260
Restricted stock units	103	—	103	—
Employee stock purchase plan	55	109	178	313
Total stock-based compensation	$2,448	$1,796	$7,143	$3,573

Restricted Stock Units

The following table presents RSU activity under the 2020 Plan as of September 30, 2022:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2021	—	$—
Granted	374,899	13.6
Unvested shares at September 30, 2022	374,899	$13.6

Compensation expense totaling $103 was recognized for the RSUs for the three and nine months ended September 30, 2022.

As of September 30, 2022, there was $5,004 of unrecognized compensation cost related to RSUs that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.0 years.

PMV Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

9. Income Taxes

During the three and nine months ended September 30, 2022 and 2021, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

10. Net Loss per Share

The Company excluded all outstanding stock options and restricted stock awards at each period end from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect. The following common stock equivalents were excluded from the calculation of diluted net loss per share:

	As of September 30,
	2022	2021
Options to purchase common stock	5,285,786	4,225,430
Unvested restricted common stock units	374,899	—
Unvested employee stock purchase plan shares	801,464	811,944
Total	6,462,149	5,037,374

11. Related Parties

The Company has consulting agreements with two members of its board of directors; one of which waived his consulting fees as of September 2021. Total consulting fees paid in each of the three months ended September 30, 2022 and 2021, were $19.7 and $29, respectively. Total consulting fees paid in each of the nine months ended September 30, 2022 and 2021, were $78 and $85, respectively. There were no amounts owed under the consulting agreements as of September 30, 2022.

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

Since our formation in March 2013, we have devoted substantially all of our time and efforts to performing research and development activities and raising capital. We are not profitable and have incurred losses in each year since our inception. Our net losses were $57.8 million and $34.4 million for the years ended December 31, 2021, and 2020, respectively. During the three and nine months ended September 30, 2022, the Company incurred a net loss of $18.2 million and $54.0 million, respectively. As of September 30, 2022, we had an accumulated deficit of $221.7 million. We do not currently have any product candidates approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We initiated a Phase 1/2 clinical trial in October 2020 for our lead product candidate, PC14586. In October 2020, we were granted FDA Fast Track Designation of PC14586 for the treatment of patients with locally advanced or metastatic solid tumors that have a p53 Y220C mutation. We dosed our first patient in this clinical trial in the fourth quarter of 2020. In June 2022, we presented our Initial Phase 1 clinical data for PC14586. We expect that our operating expenses will increase significantly as we advance our product candidates through preclinical and clinical development, seek regulatory approval, and prepare for and, if approved, proceed to commercialization; acquire, discover, validate, and develop additional product candidates; obtain, maintain, protect, and enforce our intellectual property portfolio; and hire additional personnel. Furthermore, we have incurred and will continue to incur additional costs associated with operating as a public company that we did not experience as a private company. We expect to continue to incur significant losses for the foreseeable future.

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

Results of Operations

Comparison of the Three Months ended September 30, 2022 and 2021.

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,
Statement of operations data:	2022 (Unaudited)	2021 (Unaudited)	Change
Operating expenses:
Research and development	$13,666	$9,162	$4,504
General and administrative	5,709	5,935	(226)

Total operating expenses	19,375	15,097	4,278

Loss from operations	(19,375)	(15,097)	(4,278)
Other income (expense):
Interest income, net	1,124	102	1,022
Other income (expense), net	13	3	10

Total other income (expense)	1,137	105	1,032

Loss before (benefit) provision for income taxes	(18,238)	(14,992)	(3,246)
(Benefit) provision for income taxes	(9)	19	(28)

Net loss	$(18,229)	$(15,011)	$(3,218)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Three Months Ended September 30,
Statement of operations data:	2022 (Unaudited)	2021 (Unaudited)	Change
Research	$1,366	$1,843	$(477)
Development	9,148	5,141	4,007
Personnel related	2,316	1,729	587
Stock-based compensation	836	449	387
Total	$13,666	$9,162	$4,504

Research and development expenses were $13.7 million for the three months ended September 30, 2022, compared to $9.2 million for the three months ended September 30, 2021. The increase of $4.5 million, compared to the three months ended September 30, 2021, was primarily due to the following:

•
$0.5 million decrease in research expenses, largely driven by decreased contractual research organization costs;
•
$4.0 million increase in development expenses associated with advancing our lead product candidate, PC14586, through the Phase 1/2 clinical trial; and
•
$1.0 million increase in expenses for personnel related costs and stock-based compensation, primarily driven by increased headcount.

General and Administrative Expenses

General and administrative expenses were $5.7 million for the three months ended September 30, 2022, compared to $5.9 million for the three months ended September 30, 2021. The decrease of $0.2 million, compared to the three months ended September 30, 2021, was primarily due to following:

•
$0.1 million decrease in personnel and office related expense and $0.4 million decrease in finance and legal support; and
•
$0.3 million increase due to facility related costs for our new office and laboratory building in Princeton, NJ.

Interest Income, Net

Interest income, net primarily consists of interest income from our interest-bearing cash, cash equivalents and marketable securities and interest costs related to amortization of premiums and discounts on marketable securities. Interest income, net was $1.1 million for the three months ended September 30, 2022. The increase of $1.0 million compared to the three months ended September 30, 2021, is driven by increased interest rates from cash investments in marketable securities and U.S treasuries during the three months ended September 30, 2022.

Comparison of the Nine Months ended September 30, 2022 and 2021

The following table summarizes our results of operations (in thousands):

	Nine Months Ended September 30,
Statement of operations data:	2022 (Unaudited)	2021 (Unaudited)	Change
Operating expenses:
Research and development	$36,963	$24,326	$12,637
General and administrative	18,915	15,495	3,420

Total operating expenses	55,878	39,821	16,057

Loss from operations	(55,878)	(39,821)	(16,057)
Other income (expense):
Interest income, net	1,830	343	1,487
Other income (expense), net	67	14	53

Total other income	1,897	357	1,540

Loss before (benefit) provision for income taxes	(53,981)	(39,464)	(14,517)
(Benefit) provision for income taxes	(9)	23	(32)

Net loss	$(53,972)	$(39,487)	$(14,485)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Nine Months Ended September 30,
Statement of operations data:	2022 (Unaudited)	2021 (Unaudited)	Change
Research	$5,771	$6,378	$(607)
Development	21,868	11,611	10,257
Personnel related	7,031	5,354	1,677
Stock-based compensation	2,293	983	1,310
Total	$36,963	$24,326	$12,637

Research and development expenses were $37.0 million for the nine months ended September 30, 2022, compared to $24.4 million for the nine months ended September 30, 2021. The increase of $12.6 million, compared to the nine months ended September 30, 2021, was primarily due to the following:

•
$0.6 million decrease in research expenses, largely driven by decreased contractual research organization costs focused on discovery research;
•
$10.3 million increase in development expenses associate with advancing our lead product candidate, PC14586, through the Phase 1/2 clinical trial; and
•
$2.9 million increase in expenses for personnel-related costs and stock-based compensation, primarily driven by increased headcount.

General and Administrative Expenses

General and administrative expenses were $18.9 million for the nine months ended September 30, 2022, compared to $15.5 million for the nine months ended September 30, 2021. The increase of $3.4 million, compared to the nine months ended September 30, 2021, was primarily due to the following:

•
$2.4 million increase in personnel related expense due to increased headcount to build out general and administrative infrastructure; and
•
$0.1 million increase in finance and legal support, along with a $0.1 million decrease for directors and officers insurance, and a $1.0 million increase due to facility related costs for our new office and laboratory building in Princeton, NJ.

Interest Income, Net

Interest income, net primarily consists of interest income from our interest-bearing cash, cash equivalents and marketable securities and interest costs related to amortization of premiums and discounts on marketable securities. Interest income, net was $1.8 million for the nine months ended September 30, 2022 compared to $0.3 million for the nine months ended September 30, 2021. The increase of $1.5 million is driven by increased interest rates from cash investments in marketable securities and U.S treasuries during the nine months ended September 30, 2022.

Liquidity and Capital Resources

Our financial condition is summarized as follows:

	September 30,	December 31,
	2022	2021	Change
Financial assets:
Cash and cash equivalents	$99,850	$172,467	$(72,617)
Marketable securities - current	159,007	124,696	34,311
Marketable securities - noncurrent	—	16,911	(16,911)
Total financial assets	$258,857	$314,074	$(55,217)

Working capital:
Current assets	$265,176	$301,286	$(36,110)
Current liabilities	11,656	12,219	(563)
Total working capital	$253,520	$289,067	$(35,547)

Sources of Liquidity

Since our inception, we have not generated any revenue from any product sales or any other sources and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. As of September 30, 2022, we had cash, cash equivalents, and marketable securities of $258.9 million and an accumulated deficit of $221.7 million. In September 2020, we completed an IPO of 13,529,750 shares of our common stock, which includes the exercise in full by the underwriters of their option to purchase 1,764,750 additional shares of common stock, at a public offering price of $18.00 per share for aggregate gross proceeds of $243.5 million. We received $223.2 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us. In October 2021, we filed an automatic shelf registration statement on Form S-3. We did not sell any shares pursuant to the shelf registration statement and did not receive any gross proceeds in fiscal year 2021 or the nine months ended September 30, 2022.

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

In January 2021, we signed a lease for 50,581 square feet of office and laboratory space at One Research Way in Princeton, New Jersey. That lease term extends through 2032, has a five-year extension option, and is intended to replace our two existing facilities. Payments under this lease will total $19.9 million through May 2032. Amounts related to future lease payments as of September 30, 2022, totaled $19.5 million, with $2.0 million to be paid within the next 12 months.

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

Due to our significant research and development expenditures, we have generated substantial operating losses in each period since inception. We have incurred an accumulated deficit of $221.7 million through September 30, 2022. We expect to incur substantial additional losses in the future as we expand our research and development activities. For the nine months ended September 30, 2022 and 2021, our cash operating expenditures were $48.4 million and $34.5 million, respectively. We expect to increase our investment in operations in the remainder of 2022 and 2023. Based on our research and development plans, we expect that our cash, cash equivalents and marketable securities as of September 30, 2022 will be sufficient to fund our operations at least through 2023.

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
•
the cost and timing of regulatory approvals; and
•
our efforts to build out our new office and laboratory headquarters, enhance operational systems and hire additional personnel, including personnel to support development of our product candidates and satisfy our obligations as a public company.

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

Cash Flows

The following table summarizes our cash flows for the period indicated (in thousands):

	Nine Months Ended September 30,
	2022 (Unaudited)	2021 (Unaudited)
Cash used in operating activities	$(48,436)	$(34,543)
Cash used in investing activities	(24,591)	(151,143)
Cash provided by financing activities	410	1,727

Net (decrease) in cash and cash equivalents	$(72,617)	$(183,959)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022, was $48.4 million, which consisted primarily of net loss of $54.0 million partially offset by non-cash charges of $7.4 million. Changes in our net operating assets decreased operating cash by $1.9 million. The non-cash charges primarily consisted of stock-based compensation of $7.1 million, and non-cash lease expense of $0.3 million. The change in our net operating assets and liabilities was primarily due to an increase in prepaid expenses and other assets, a decrease in accrued expenses, an increase in outstanding payables, and an increase in operating lease right of use assets and liabilities driven by a cash reimbursement of $1.6 million for the buildout of the new office building in Princeton, NJ.

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

Investing Activities

Our investing activities used $24.6 million of cash during the nine months ended September 30, 2022, which consisted primarily of purchases of marketable securities of $194.5 million, along with purchase of property and equipment of $6.4 million partially offset by maturities of marketable securities of $176.3 million.

Our investing activities used $151.1 million of cash during the nine months ended September 30, 2021, which consisted primarily of purchases of marketable securities of $235.2 million, along with purchase of property and equipment of $1.1 million partially offset by maturities of marketable securities of $85.1 million.

Financing Activities

Our financing activities provided $0.4 million of cash during the nine months ended September 30, 2022, which consisted primarily of proceeds from the exercise of stock options and issuance of common stock under the 2020 ESPP.

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

We believe that the accounting policies described below involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of our operations. During the nine-month period ended September 30, 2022, there were no material changes to our critical accounting policies from those described in our audited financial statements for the year ended December 31, 2021, included in our Annual Report on Form 10-K filed with the SEC on March 1, 2022, except as noted below.

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

We had cash, cash equivalents, and marketable securities of $258.9 million and restricted cash of $0.8 million as of September 30, 2022. The Company’s cash equivalents consist of interest-bearing U.S. treasury securities, money market funds, and corporate debt securities. Our exposure due to changes in interest rates is not material due to the nature and amount of our money-market funds and short-term marketable securities.

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

We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

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

Item 1A. Risk Factors.

There have been no material changes to the Company’s risk factors as set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 1, 2022, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on May 10, 2022. You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 1, 2022, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on May 10, 2022, and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, as filed with the SEC on August 9, 2022.

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

PMV Pharmaceuticals, Inc.

Date: November 8, 2022	By:	/s/ David H. Mack
David H. Mack, Ph.D.
President, Chief Executive Officer, and Director
(Principal Executive Officer)

PMV Pharmaceuticals, Inc.

Date: November 8, 2022	By:	/s/ Winston Kung
Winston Kung
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)