Form 10-K
period 2022-12-31
PMV Pharmaceuticals, Inc.
filed 2023-03-01
CIK 1699382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

!

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39539

PMV PHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	46-3218129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Research Way Princeton, NJ	08536
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (609) 642-6670

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.00001	PMVP	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter), was $543,361,107. Shares of the Registrant's common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded because such persons may be deemed affiliates. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

The number of shares of Registrant’s Common Stock outstanding as of February 28, 2023 was 45,773,361.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

i

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
•
our ability to retain the continued service of our key personnel and to identify, hire and then retain additional qualified personnel; and
•
the impact of the ongoing coronavirus disease 2019, or COVID-19, pandemic, geopolitical tensions such as the Ukraine-Russia war, macroeconomic events such as global supply chain challenges, elevated inflation and interest rates and monetary policy changes, or other related disruptions on our business

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of risks, uncertainties and assumptions described in the section titled “Item 1A. Risk Factors” and elsewhere in this Annual Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

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

PART I

Item 1. Business.

We are a precision oncology company pioneering the discovery and development of small molecule, tumor-agnostic therapies targeting p53. p53 is a well-defined tumor suppressor protein known as the “guardian of the genome,” and normal, or wild-type, p53 has the ability to eliminate cancer cells. However, mutant p53 proteins can be misfolded and lose their wild-type tumor suppressing function. These p53 mutations are found in approximately half of all cancers. The field of p53 biology was established by our co-founder Dr. Arnold Levine when he discovered the p53 protein in 1979. We have leveraged more than four decades of research experience and developed unique insights into p53 to create a precision oncology platform designed to generate selective, small molecule, tumor-agnostic therapies that structurally correct specific mutant p53 proteins to restore their wild-type function. We are deploying our precision oncology platform to target the top ten most frequent, or hotspot, p53 mutations that are collectively associated with approximately 10-15% of all cancers. In addition, we continue to utilize our platform to target other p53-related cancers.

Our lead product candidate, PC14586, is an orally available small molecule designed to potently and selectively correct p53 misfolding caused by a specific p53 mutation, Y220C, while sparing wild-type p53. The Y220C mutation is associated with 1.0-1.5% of all cancers, including breast, non-small cell lung cancer, or NSCLC, colorectal, pancreatic and ovarian cancers. PC14586 is designed to restore the wild-type conformation by occupying the crevice created by the tyrosine to cysteine mutation in amino acid position 220. While we are in the early stages of discovery and development of our product candidates and our novel approach is unproven, we are initially pursuing a tumor-agnostic development strategy and initiated a Phase 1/2 clinical trial in October 2020. Our strategy is to seek approval under an accelerated pathway, and we believe our Phase 1/2 clinical trial has the potential to serve as a pivotal study. In October 2020, we were granted U.S. Food and Drug Administration, or FDA, Fast Track designation of PC14586 for the treatment of patients with locally advanced or metastatic solid tumors that have a p53 Y220C mutation. We presented our preliminary Phase 1 clinical data in June 2022 and we continue to enroll patients in this trial. In December 2022, we opened a separate arm within the existing Phase 1/2 clinical trial combining PC14586 with KEYTRUDA® (pembrolizumab) in collaboration with Merck and Co. In addition, we are leveraging our precision oncology platform to develop a pipeline of oral small molecule product candidates that structurally correct other p53 hotspot mutations to restore their wild-type function and product candidates that target other p53-related cancers.

A better understanding of mutations that drive cancers have facilitated the development of precise, gene- and protein-specific drugs known as targeted therapies. Targeted therapies have the potential to transform treatment of some cancers by providing robust clinical benefit to patients. In many cases, clinical responses can be dramatic enough to support expedited regulatory approval of these therapies. Further, recent advancements in next-generation-sequencing, or genomic NGS, have accelerated the development of targeted therapies. A recent study found that 75% of oncologists in the United States employ genetic sequencing. We believe p53 mutations are particularly well-suited for the evolving precision oncology paradigm, as a single mutation can cause p53 malfunction, and p53 is one of the genes commonly sequenced, to our knowledge, in NGS panels. We believe that our precision oncology platform offers a substantial opportunity to expand the number of patients who will benefit from targeted therapies.

Our innovation engine consists of three complementary drivers:

•
deep understanding of, and leadership in, p53 biology that enable unique insights into drugging individual mutations as well as targeting other p53-related cancers;
•
ability to design on a structural basis selective, oral small molecule product candidates; and
•
assays, screens, preclinical model systems and biomarkers that enable us to assess and optimize orally available selective small molecule drug product candidates for specific p53 mutants, and for inhibitors of wild-type p53 function

PC14586 and Pipeline

We are leveraging our precision oncology platform to develop a pipeline of orally available, potent and highly selective small molecule product candidates that are designed to structurally correct specific mutant p53 proteins to restore their wild-type function. In addition, we are expanding the utilization of our platform to target other p53-related cancers.

An overview of our development pipeline is shown in the table below.

(1)
In Discovery, we screen compounds against biological assays to identify lead compounds.
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

We initiated a Phase 1/2 clinical trial for PC14586 in October 2020. In addition, we were granted FDA Fast Track designation of PC14586 for the treatment of patients with locally advanced or metastatic solid tumors that have a p53 Y220C mutation in October 2020. We dosed our first patient in this clinical trial in the fourth quarter of 2020. The Phase 1 portion of the trial is designed to evaluate escalating doses of PC14586 to determine the maximum tolerated dose, or MTD, and recommended Phase 2 dose of PC14586 when administered orally to patients. Safety, tolerability and effects on biomarkers such as macrophage inhibitory cytokine-1, or MIC-1, will also be assessed. The Phase 1 portion is also designed to assess preliminary anti-tumor efficacy in patients with advanced solid tumors that have the p53 Y220C mutation. In June 2022, we presented initial Phase 1 data, as of a May 10, 2022 efficacy data cutoff date, from our Phase 1/2 clinical trial at the 2022 American Society of Clinical Oncology (ASCO) Annual Meeting: PC14586 was generally well-tolerated and the MTD was determined to be 1500mg BID. A total of 41 patients with the p53 Y220C mutation were enrolled, including 25 patients with measurable disease who were treated in the efficacious dose range, which was defined as a dose from 1150mg QD to 1500mg BID. In the efficacious dose range, partial responses were observed by investigator review (RECIST v1.1) in 32% (six confirmed partial responses and two partial responses pending confirmation as of May 10, 2022) across six different tumor types.

We believe the mechanism of action employed by PC14586 to structurally correct a specific p53 mutant and restore wild-type p53 activity could provide benefit to patients and offer a unique value proposition in oncology, and is a strategy that can be pursued broadly across other p53 mutations. To that point, we are developing a pipeline of candidates targeting other p53 hotspot mutations. We have other preclinical programs that have demonstrated biochemical validation, for which we are leveraging knowledge from our PC14586 Y220C program. We believe we can scale our discovery and development principles across all p53 hotspot mutations to streamline the process of further developing our pipeline.

In addition to targeting p53 hotspot mutants, we believe that our expertise and platform can also be applied to target other p53-related cancers. We are deploying our deep understanding of structure-based small molecule design, assays, screens, preclinical model systems and biomarkers to create a pipeline of therapeutics in this field. We believe that we can continue to scale our platform to develop novel therapeutics that structurally correct mutant p53 or other p53-related cancers.

Our Strategy

Our vision is to become a leading precision oncology company by designing, developing and commercializing novel precision medicines for every patient with a p53-driven tumor. We believe we are well positioned to leverage our deep experience in p53 biology, precision oncology platform and foundational knowledge acquired through our lead program to bring these therapies to patients. The critical components of our strategy include:

•
Advancing our lead product candidate, PC14586, as a tumor-agnostic, oral small molecule therapy for cancer patients. We have designed PC14586 to be an orally available, tumor-agnostic therapeutic and, if approved, we believe it could become the first agent to address the p53 Y220C mutation-defined patient population. In October 2020, we initiated a Phase 1/2 clinical trial for PC14586 in multiple solid tumors with the p53 Y220C mutation. We plan to conduct our clinical trials in this genetically-defined patient population and leverage learnings from recently approved tumor-agnostic drugs to inform the clinical and regulatory pathways for PC14586. In June 2022, we presented our initial Phase 1 clinical data for PC14586 and observed partial responses across six different tumor types. In December 2022, we opened a separate arm within the existing Phase 1/2 clinical trial, to evaluate the combination of PC14586 with Merck’s KEYTRUDA (pembrolizumab), in patients with advanced solid tumors harboring a p53 Y220C mutation.

•
Harnessing the power of our precision oncology platform to discover and develop additional differentiated product candidates that are designed to precisely target p53 mutant protein and inhibitors of wild-type p53 in cancer. We believe that the general principles for our PC14586 Y220C program can be applied to other p53 hotspot mutations. Using our extensive in-house expertise, deep understanding of chemistry and decades of experience researching the p53 protein, we believe that we will be able to leverage and apply foundational knowledge from the advancement of PC14586 to the discovery and development of small molecules targeting other p53 mutations. We are advancing several early-stage programs focused on targeting the p53 hotspot mutations and other p53-related cancers. In an ongoing effort to bring forward new product candidates, we plan to continue to invest in our precision oncology platform, including our high-throughput screens that allow for quantitative visualization of the conversion from mutant to wild-type p53 in a dose-dependent manner.
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

Recent advances in genetic sequencing and a better understanding of the genetic alterations that drive tumor development and growth have facilitated precise, gene and protein-specific drug development, known as targeted therapies. Targeted therapies have the potential to transform treatment of some cancers by providing robust clinical benefit to patients. In notable cases, the clinical outcomes have been dramatic enough to support expedited regulatory approval of these therapies. For example, Retevmo in RET-altered NSCLC and thyroid cancers (Lilly/Loxo); Ayvakit, in platelet-derived growth factor receptor alpha exon 18 mutated advanced gastrointestinal stromal tumor, or GIST (Blueprint); Rozlytrek, in solid tumors with a neurotrophic tropomyosin receptor kinase, or NTRK, gene fusion (Roche); Vitrakvi, in solid tumors with an NTRK gene fusion (Loxo/Bayer); Zykadia, in anaplastic lymphoma kinase-positive, or ALK+, advanced NSCLC (Novartis); Zelboraf, in advanced melanoma with a BRAF V600E mutation (Roche Genentech); Xalkori, in ALK+ advanced NSCLC (Pfizer); Tagrisso, in epidermal growth factor receptor mutation-positive, or EGFR+, advanced NSCLC (AstraZeneca); Qinlock, in GIST (Deciphera), and Krazati and Lumakras in KRAS G12C mutated NSCLC (Mirati and Amgen) all received approvals within five years of first dosing in humans. This time period is significantly reduced compared to conventional drug development timelines. Despite this progress, a recent analysis found that only 8% of patients with metastatic cancer have tumors with genetic profiles eligible for treatment with an approved targeted agent, which leaves a large opportunity for precision oncology.

There is an emerging change in the development of targeted therapies, in that cancer is increasingly being targeted through a tumor-agnostic approach with a focus on selectively targeting a genetic or protein mutation irrespective of tumor type. For example, there are now multiple tumor-agnostic product approvals that are based on a genetic mutation that defines the disease, as opposed to the tumor type. These include the aforementioned Vitrakvi and Rozlytrek approvals as well as KEYTRUDA and Jemperli, respectively, approval in metastatic microsatellite instability-high, or MSI-high, or deficient mismatch repair, or dMMR, solid tumors. KEYTRUDA is also approved in tumor mutational burden-high-(TMB-H) solid tumors. In addition, the combination of Taflinar and Mekinist was approved for BRAF V600E mutation positive unresectable or metastatic solid tumors (with the exception of colorectal cancer). We believe that these approvals represent a fundamental shift in the development of targeted therapies and will increasingly lead to cancer being characterized for treatment in a genetic, rather than in a tumor-specific, manner, based on a biological rationale.

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

A key challenge in the development of p53-targeted therapies is the vast number of p53 mutants that lose tumor suppression activity. To date, more than 25,000 unique p53 mutations have been discovered. The p53 hotspot mutations occur as a result of site-specific substitution of one amino acid for another and lead to loss of tumor suppression function for the p53 protein. Strategies that attempt to restore wild-type p53 activity in a non-selective manner (i.e., regardless of which p53 mutation the tumor is harboring) are likely to face significant challenges, as a “one size fits all” drug is unlikely to address all p53 mutants and could have the potential for off-target toxicities. We are focusing on targeting the p53 hotspot mutations and other p53-related cancers.

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
•
the p53 hotspot mutations comprise approximately 30% of all p53 mutations and each p53 hotspot mutation represents an individual therapeutic target for drug discovery and development; and
•
in addition to p53 mutant cancers, certain cancers result when wild-type p53 function is inhibited.

We believe we can address certain key limitations of current-generation precision oncology therapies by applying our platform to identify and generate therapies that address functional deficiencies associated with specific p53 mutations and other p53-related cancers. We believe this will allow us to design and develop potential therapies for patients with a high unmet medical need for whom there are currently no targeted treatment options.

Our Innovation Engine

We have built an innovation engine that allows us to discover and develop potential targeted therapies for mutant p53-driven cancers and other p53-related cancers. This engine consists of three complementary drivers:

•
Deep understanding of, and leadership in, p53 biology that enable unique insights into targeting individual mutations and targeting other p53-related cancers. We have leveraged more than four decades of research experience and developed unique insights into p53 biology, a field that was discovered and established by our co-founder Dr. Arnold Levine. Additionally, our SAB consists of some of the most prominent thought leaders in p53 biology. p53 is a highly complex gene, and thousands of distinct p53 mutations have been identified. A blanket approach to targeting mutant p53 has significant challenges, as a “one size fits all” drug is unlikely to address all p53 mutants. Based on our experience and expertise, we are developing oral small molecules that each selectively structurally correct a specific p53 hotspot mutation.
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
•
Assays, screens, preclinical model systems and biomarkers that enable us to assess and optimize selective small molecule product candidates. We test our product candidates across a diverse set of human cancer cells based on research and understanding of bioinformatics and functional genomics. We also identify and monitor pharmacodynamic biomarkers and surrogates of clinical activity to help measure target engagement, including MIC-1, a serum-based biomarker. The biological insights we generate help us to better target various p53 mutants based on their structure and biology. In addition, we have built assays, screens and preclinical model systems and biomarkers that help assess and optimize our product candidates that target other p53-related cancers. We develop innovative preclinical in vitro and in vivo models to advance potential therapeutic programs for translation to the clinic.

Our Product Candidate and Development Programs

We are leveraging our precision oncology platform to develop a pipeline of oral small molecule product candidates that structurally correct other p53 hotspot mutations to restore their wild-type function and product candidates that target other p53-related cancers. We own worldwide commercial rights to all of our programs. An overview of our development pipeline is shown in the table below.

(1)
In Discovery, we screen compounds against biological assays to identify lead compounds.
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

In the case of a mutant p53, there is a loss of p53 wild-type tumor suppression function due to a loss of downstream wild-type p53 transcriptional activation, including MDM2 induction. A consequence of this dysregulation is the inability of the cancer cell to degrade mutant forms of p53, resulting in a profound accumulation of mutant p53 protein in the cancer cell.

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

Clinical Development Plan of PC14586

We initiated a Phase 1/2 clinical trial, PYNNACLE, for PC14586 in October 2020. In addition, we were granted FDA Fast Track designation of PC14586 for the treatment of patients with locally advanced or metastatic solid tumors with a p53 Y220C mutation in October 2020. We dosed our first patient in this clinical trial in the fourth quarter of 2020.

In June 2022, we provided an update on the Phase 1/2 trial at the 2022 American Society for Clinical Oncology (ASCO) Annual Meeting. The interim data, as of a May 10, 2022 efficacy data cutoff date, included enrollment of 41 patients with the p53 Y220C mutation, 33 of whom had measurable disease and were included in the primary analysis. Patients in the study had a median age of 62 (range of 32-74 years of age) with a range of tumor types and were heavily pretreated with a median of three prior lines of therapy. Of these patients, 25 patients with measurable disease were treated in the efficacious dose range, which was defined as a dose from 1150mg QD to 1500mg BID. In the efficacious dose range, partial responses were observed by investigator review (RECIST v1.1) in 32% (six confirmed partial responses and two partial responses pending confirmation as of the cutoff date) across six different tumor types. Best response of stable disease (SD) or PR was observed in 19 of the 25 patients (76%) in the efficacious dose range.

In the ongoing monotherapy dose escalation phase of our trial, we continue to enroll patients to evaluate the preliminary safety, efficacy, and pharmacokinetics of PC14586 to establish the recommended dose for Phase 2.

PC14586 was observed to be generally well-tolerated (across 41 patients treated with PC14586 monotherapy as of May 10, 2022). The majority of adverse events were mild or moderate (Grade 1 or 2) in severity with the most frequent adverse events being nausea, vomiting, aspartate transaminase (AST)/alanine transaminase (ALT) increase, anemia, blood creatine increase and fatigue.

PC14586 in a Clinical Collaboration with Merck

As a result of the preclinical combination data with PC14586 and an anti-PD1 antibody, we are evaluating this combination in patients. In July 2022, we announced a clinical collaboration agreement with Merck to evaluate the combination of PC14586 and Merck’s anti-PD1 antibody, KEYTRUDA (pembrolizumab), in patients with advanced solid tumors in patients with a p53 Y220C mutation. This study is being conducted as a separate arm of our ongoing Phase 1/2 PYNNACLE trial in patients with advanced solid tumors. Approximately 36 patients are expected to be enrolled in the combination arm of the trial. This combination arm will assess the safety, tolerability, pharmacokinetics, pharmacodynamics, and preliminary efficacy of PC14586 in combination with KEYTRUDA in patients with advanced solid tumors harboring a p53 Y220C mutation. Under the terms of the agreement, we will sponsor the trial and Merck will supply KEYTRUDA. In December 2022, we initiated enrollment in the PC14586 + pembrolizumab arm of the PYNNACLE study.

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

Other Pipeline Programs

In addition to our PC14586 Y220C and R282W programs, we are focused on developing a pipeline of product candidates targeting other p53 hotspot mutations and targeting inhibitors of wild-type p53. These programs have been developed internally using our precision oncology platform and expertise.

We are able to utilize the same general principles and similar drug discovery methods developed from our PC14586 Y220C program across other p53 hotspot mutations to facilitate the discovery of additional new product candidates. We study the structural and functional properties of the target. We use assays, screens, preclinical model systems and biomarkers to assess and optimize selective small molecules for specific p53 mutants. Specifically, many of the efficiencies from assays and model systems developed for our PC14586 Y220C program are being applied to other p53 hotspot mutations. In addition, the key insights gained from the medicinal chemistry campaigns are being leveraged across other p53 hotspot mutations. By leveraging our team’s depth of expertise around p53, we are positioned to accelerate our efforts to expand the pipeline of therapies that selectively target p53 hotspot mutations and other p53-related cancers.

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

We are a precision oncology company pioneering the discovery and development of small molecule therapies targeting p53 mutations and other p53-related cancers. We are aware of other product candidates that are in clinical development as potential treatments of various cancers through the modulation of p53. There are many product candidates that may affect the p53 pathway, such as through MDM2 inhibition. We are aware of molecules in development that also are being explored for p53 upregulation/activation in various stages of preclinical or clinical development being tested by Aprea Therapeutics and Jacobio Pharmaceuticals, among others. We are also aware of selective small molecule inhibitors that are designed to target wild-type p53 containing tumors through the p53-MDM2 interaction, which are in various stages of clinical development being tested by Aileron Therapeutics, Ascentage Pharma, Boehringer Ingelheim, Daiichi Sankyo (out-licensed worldwide rights to Rain Therapeutics), Kartos Therapeutics, Kymera Therapeutics, Otsuka Pharmaceutical, Novartis and Roche, including testing MDM2 inhibitors in combination with a variety of other anti-cancer agents.

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

We generally file a provisional patent application with the U.S. Patent and Trademark Office, or USPTO, first and then subsequently file a corresponding non-provisional patent application. This process enables us to establish an earlier effective filing date in the subsequently filed non-provisional patent application. To benefit from the earlier effective filing date, we must file a corresponding non-provisional patent application, such as a utility application in the United States or an international application under the Patent Cooperation Treaty, or PCT, within 12 months of the date of the provisional patent application filing. Based on a PCT filing, we may file national and regional patent applications in the United States or foreign jurisdictions, such as the European Union, China, Japan and possibly others. To date, we have not filed for patent protection in all national and regional jurisdictions where such protection may be available, and we may decide to abandon national and regional patent applications before a patent is granted. In addition, the patent grant proceeding for each national or regional patent application that we file is an independent proceeding. As a result, it is possible for a patent application to be granted in one jurisdiction and denied in another jurisdiction, and depending on the jurisdiction, the scope of patent protection may vary. As of January 31, 2023, we owned three issued US patents and five granted foreign patents relating to methods of use and composition of matter of PMV compounds, including PC14586, at least 20 pending US patent applications, and at least 40 pending foreign patent applications, each of which relates to methods of use and composition of matter of PMV compounds. The three issued US patents are expected to expire in 2037, without taking into account any possible patent term adjustment or extensions.

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

To the extent our clinical trial plans and future planned clinical trials may be adversely affected, delayed or interrupted by the ongoing COVID-19 pandemic, we may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects participating in clinical trials during the COVID-19 pandemic. For example, since March 2020, the FDA has issued various COVID-19 related guidance documents for trial sponsors and manufacturers, including guidance on conducting clinical trials during the pandemic, cGMP requirements, remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities, and drug product manufacturing and supply chain inspections, among others. The extent to which the COVID-19 pandemic impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Recently, President Biden announced that the administration intends to end the COVID-19 national and public health emergencies on May 11, 2023. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations are unclear.

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

In addition, a product may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires pre-approval of promotional materials as a condition for accelerated approval, which could adversely impact the timing of the commercial launch of the product. On December 29, 2022, the Consolidated Appropriations Act, 2023, including the Food and Drug Omnibus Reform Act (FDORA), was signed into law. FDORA made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements.

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

In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease. This decision created uncertainty in the application of the orphan drug exclusivity. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalystorder – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

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

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, effective April 1, 2013, which will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments can vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. Specifically, there have been several recent U.S. Presidential executive orders, Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of approved products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these and future reform measures on us and the pharmaceutical industry as a whole is unclear.

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

Employees and Human Capital Resources

As of February 28, 2023, we had 62 full-time employees, including 22 employees with Ph.D., M.D. or Pharm.D. degrees. Of these full-time employees, 45 employees are engaged in research and development activities.

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

Environmental, Social and Governance (ESG) Initiatives

As an early clinical-stage precision oncology company, we are rooted in our mission to fundamentally disrupt the course of cancer for patients with p53 gene mutations and other p53-related cancers. We believe integrating responsible environmental, social, and governance principles into our corporate strategy will drive sustainable value creation for our shareholders, employees, patients, and caregivers over the long term. We have formed an internal ESG Working Group with cross-functional senior leadership, and oversight by the nominating and corporate governance committee of our board of directors to oversee our sustainability efforts and have documented our initiatives in our inaugural 2022 ESG Highlights Report, which is available on our website at ir.pmvpharma.com. The content provided in our 2022 ESG Highlights Report or accessible through our website is not incorporated by reference as part of this Annual Report on Form 10-K.

Corporate Information

We were incorporated in Delaware in March 2013 under the name “PJ Pharmaceuticals, Inc.” In July 2013, we changed our name to “PMV Pharmaceuticals, Inc.” Our principal executive offices are located at 1 Research Way, Princeton, New Jersey 08536. Our telephone number is (609) 642-6670. Our website address is www.pmvpharma.com. Information contained on, or that can be accessible through, our website is not a part of this Annual Report on Form 10-K and the inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference only.

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
•
our discovery and preclinical and clinical development is focused on the development of precision medicines for patients with genetically defined cancers, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs targeting p53 hotspot mutations and other p53-related cancers is novel, may never lead to marketable products and may not ultimately represent a significant market;
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

We are a clinical stage biotechnology company with a limited operating history. We commenced operations in March 2013, and our operations to date have been primarily limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and, more recently, clinical studies, and establishing arrangements with third parties for the manufacture of initial quantities of product candidates. In September 2020, our lead product candidate, PC14586, received authorization to proceed under an investigational new drug application, or IND, with the FDA. Then, in October 2020, we received Fast Track designation for PC14586, from the FDA, and in the fourth quarter of 2020, we initiated patient dosing in our Phase 1/2 clinical trial of PC14586. We announced preliminary results from the Phase 1/2 clinical trial of PC14586 in June 2022, and have entered into a clinical trial collaboration with Merck to evaluate PC14586 in combination with Merck’s anti-PD-1 therapy, KEYTRUDA, in patients with advanced solid tumors harboring a p53 Y220C mutation. We have not demonstrated an ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We have incurred significant net losses in each period since we commenced operations in March 2013. Our net losses were $73.3 million and $57.8 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $241.0 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Additionally, the net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indicator of our future performance.

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

Our ability to become profitable depends upon our ability to generate revenue. We have not received marketing approval for any product candidate, and we have not generated any revenue from any product sales. We do not expect to generate revenue unless or until we successfully complete preclinical and clinical development and obtain regulatory approval of, and then successfully commercialize, at least one product candidate. We announced preliminary results for our Phase 1/2 clinical trial of our lead product candidate, PC14586, in June 2022. We are continuing to transition from a company with a research focus to a company capable of supporting clinical development and commercial activities. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. In addition, all of our other product candidates are still in preclinical development and have not been evaluated in humans. We face significant translational risk as our product candidates advance to the clinical stage, and promising results in preclinical studies may not be replicated in clinical trials. All of our current and future product candidates will require preclinical and clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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

As of December 31, 2022, we had $243.5 million in cash, cash equivalents, and marketable securities. Although we believe that our available cash and cash equivalents will be sufficient to fund our planned operations at least through 2024, this belief is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

We do not have any committed external source of funds and adequate additional financing may not be available to us on acceptable terms, or at all. In addition, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, inflation expectations, rising interest rates and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic and geopolitical tensions, such as the Ukraine-Russia war. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts.

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

We are very early in our development efforts. We announced preliminary results for our Phase 1/2 clinical trial of our lead product candidate, PC14586, in June 2022. All of our other product candidates are still in preclinical development and have never been tested in human subjects. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of PC14586 and one or more of our future product candidates. In addition, our product development programs contemplate the development with third party collaborators of companion diagnostics, which are assays or tests used to identify an appropriate patient population for our product candidates. Companion diagnostics are subject to regulation as medical devices and must themselves be approved for marketing by the FDA and comparable foreign regulatory agencies before we may commercialize such companion diagnostics with our product candidates. The success of our product candidates will depend on several factors, including the following:

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

We may need to use existing commercial diagnostic tests or develop or enter into a collaboration or partnership in the future to develop, novel companion diagnostics for some of our current or future product candidates. If we or our future partners are unable to successfully develop, validate and obtain approval for such companion diagnostics, or experience significant delays in doing so, we may not realize the full commercial potential of our future product candidates.

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

As a result of the COVID-19 pandemic, we continue to monitor changes in FDA policies and work with our clinical sites and investigators to mitigate potential risks to our ongoing clinical trials. The FDA, along with other global health authorities, has issued various guidance on COVID-19 related matters, including, among others, guidance for conducting clinical trials during the pandemic, manufacturing, supply chain, and drug and biological product inspections during the COVID-19 public health emergency; and GMP considerations for responding to COVID-19 infection in employees in biopharmaceutical manufacturing. If new guidance and policies are promulgated by the FDA that require changes in our clinical protocol or clinical development plans, our anticipated timelines and regulatory approval may be delayed or materially impacted. The extent to which the COVID-19 pandemic impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

The COVID-19 pandemic continues to evolve, with the status of operations and government restrictions evolving monthly. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

The trading prices for shares of other biopharmaceutical companies have been highly volatile partially as a result of the COVID-19 pandemic and the trading prices for shares of our common stock could also experience high volatility. In addition, broader markets have experienced significantly increased volatility due to, among other things, increases in inflation expectations, the corresponding increases in interest rate expectations and the Ukraine-Russia war. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the COVID-19 could materially and adversely affect our business and the value of our common stock.

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

•
trade protection measures, import or export licensing requirements or other restrictive actions by U.S. or non-U.S. governments; production or supply shortages resulting directly or indirectly from any events affecting raw material supply or manufacturing capabilities abroad, including, but not limited to, impacts due to the ongoing Ukraine-Russia war, addition of certain suppliers or companies to the Unverified List under the Export Administration Regulations, implementation of other export controls, restrictions or sanctions that can impact the supply chain, our business, or business operations of our suppliers, contractors or partners;
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

In particular, we are aware of molecules in development that also are being explored for p53 upregulation/activation in various stages of preclinical or clinical development being tested by Aprea Therapeutics and Jacobio Pharmaceuticals, among others. We are also aware of selective small molecule inhibitors that are designed to target wild-type p53 containing tumors through the p53-murine double minute 2, or MDM2, interaction, which are in various stages of clinical development being tested by Aileron Therapeutics, Ascentage Pharma, Boehringer Ingelheim, Daiichi Sankyo (out-licensed worldwide rights to Rain Therapeutics), Kartos Therapeutics, Kymera Therapeutics, Otsuka Pharmaceutical, Novartis and Roche, including testing MDM2 inhibitors in combination with a variety of other anti-cancer agents.

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

While our lead product candidate, PC14586, is still in early clinical development and although it has been generally well-tolerated per our preliminary data release, as is the case with all oncology drugs, it is likely that there may be significant side effects associated with its use. PC14586 or future product candidates may be used in populations for which safety concerns may be reviewed by regulatory agencies. In addition, we recently opened a separate arm within the existing Phase 1/2 clinical trial to evaluate the combination of PC14586 with Merck’s anti-PD1 therapy, KEYTRUDA, and we may study PC14586 in combination with other additional therapies, which may exacerbate adverse events associated with the therapy. Further, our product candidates will be used in patients that have weakened immune systems, which may exacerbate any potential side effects associated with their use. Patients treated with PC14586 or any of our future product candidates may also be undergoing surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, it is expected that some of the patients enrolled in our PC14586 clinical trials will die or experience major clinical events either during the course of our clinical trials or after participating in such trials. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects.

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

We are currently developing PC14586 in a combination study, and expect to develop our current or future product candidates in combination with other therapies, which exposes us to additional risks.

We recently opened a separate arm within the existing Phase 1/2 clinical trial to evaluate the combination of PC14586 with Merck’s anti-PD1 therapy, KEYTRUDA, in patients with advanced solid tumors harboring a p53 Y220C mutation. We also intend to develop our current or future product candidates in combination with one or more other approved cancer therapies or therapies in development. Patients may not be able to tolerate PC14586 or any of our future product candidates in combination with other therapies or dosing of PC14586 or any of our future product candidates in combination with other therapies may have unexpected consequences. Even if any of our current or future product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates or our own products being removed from the market or being less successful commercially.

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

The process of obtaining regulatory approvals, both in the United States and abroad, is unpredictable, expensive and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations or changes in regulatory review for each submitted IND, NDA or equivalent application types, may cause delays in the approval or rejection of an application. For example, FDA has issued various COVID-19 related guidance documents for trial sponsors and manufacturers, including guidance on conducting clinical trials during the pandemic, among others. Recently, President Biden announced that the administration intends to end the COVID-19 national and public health emergencies on May 11, 2023. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations are unclear.

FDA’s Oncology Center of Excellence initiated Project Optimus to reform the dose optimization and dose selection paradigm in oncology drug development and Project FrontRunner to help develop and implement strategies to support approvals in the early clinical setting, among other goals. How the FDA plans to implement these goals and their impact on specific clinical programs and the industry are unclear. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

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

Further, in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease. This decision created uncertainty in the application of the orphan drug exclusivity. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

We may seek and fail to obtain or maintain breakthrough therapy or Fast Track designations for our current or future product candidates. Even if we are successful, such programs may not lead to a faster development or regulatory review process, and they do not guarantee we will receive approval for any product candidate. We may also seek to obtain accelerated approval for one or more of our product candidates but the FDA may disagree that we have met the requirements for such approval.

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

Separately from Fast Track or breakthrough therapy designation, we may seek accelerated approval for one or more of our product candidates. A product candidate intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval if it is determined to have an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-approval clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. In addition, the FDA currently requires pre-approval of promotional materials for accelerated approval products, once approved. We cannot guarantee that the FDA will agree any of our product candidates has met the criteria to receive accelerated approval, which would require us to conduct additional clinical testing prior to seeking FDA approval. Even if any of our product candidates received approval through this pathway, the required post-approval confirmatory clinical trials may fail to verify the predicted clinical benefit of the product, and we may be required to remove the product from the market or amend the product label in a way that adversely impacts its marketing. In addition, on December 29, 2022, the Consolidated Appropriations Act, 2023, including the Food and Drug Omnibus Reform Act (FDORA), was signed into law. FDORA made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 public health emergency, since March 2020 when foreign and domestic inspections facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. While the FDA has largely caught up with domestic preapproval inspections, it continues to work through its backlog of foreign inspections. If a prolonged government shutdown or other disruption occurs, including delays or disruptions due to travel restrictions, foreign COVID-19-related policies, staffing shortages or public health reasons, or if global health or other concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities in a timely manner, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Other legislative changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments may vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, for example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

In connection with our clinical trials or enrollment of patients in any future clinical trials, we will be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm in connection with our European activities. Further, the United Kingdom’s vote in favor of exiting the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated.

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

As of February 28, 2023, we had 62 full-time employees, including 45 employees engaged in research and development activities. In order to successfully implement our development and commercialization plans and strategies, and as we are a relatively new public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our operations, and those of our CROs, CMOs and other contractors, consultants and third parties could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, pandemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously adversely affect our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be limited.

As of December 31, 2022, we had federal and state net operating loss, or NOL, carryforwards of $174.7 million, and research and development credit carryforwards of approximately $9.7 million. Our federal NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 taxable years, and therefore could expire unused. Under the Tax Cuts and Jobs Act, as amended by the CARES Act, our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of federal NOLs generated in tax years beginning after December 31, 2017 is limited to 80% of current year taxable income. Our federal NOL carryforwards will begin to expire in 2033, and our federal credit carryforwards will begin to expire in 2034, if not fully utilized. Some of our state NOL carryforwards and state credit carryforwards may also expire unused.

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

Changes in tax laws or regulations that are applied adversely to could have a material adverse effect on our business, financial condition and results of operations.

New income, sales, use or other tax laws or regulations could be enacted at any time, which could affect our tax profile and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to Section 174 of the Code, beginning in 2022. Further, the Inflation Reduction Act of 2022, among other changes, imposes a one-percent excise tax on stock repurchases made on or after January 1, 2023. Any further changes in tax laws or regulations that are applied adversely to us could have a material adverse effect on our business, financial condition and results of operations.

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

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA or other comparable foreign regulatory authorities following inspections that will be conducted after we submit an application to the FDA or other comparable foreign regulatory authorities. We may not control the manufacturing process of, and may be completely dependent on, our contract manufacturing partners for compliance with cGMP requirements and any other regulatory requirements of the FDA or other regulatory authorities for the manufacture of our product candidates. Beyond periodic audits, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would require the incurrence of significant additional costs and materially adversely affect our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Similarly, if any third-party manufacturers on which we will rely fail to manufacture quantities of our product candidates at quality levels necessary to meet regulatory requirements and at a scale sufficient to meet anticipated demand at a cost that allows us to achieve profitability, our business, financial condition and prospects could be materially adversely affected.

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
•
general economic, political, industry and market conditions, including the rising rate of inflation and the Ukraine-Russia war; and
•
other events or factors, many of which are beyond our control.

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

As of December 31, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 83% of our voting stock. As a result, this group of stockholders may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

We are subject to Section 404 of the Sarbanes-Oxley Act and the related rules of the SEC and Nasdaq, which, among other things, require that we maintain effective internal control over financial reporting. In addition, Section 404 requires our management to report on the effectiveness of our internal control over financial reporting. We are also required to disclose changes made in our internal controls and procedures on a quarterly basis.

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

Any testing by us conducted in connection with Section 404, or any subsequent testing, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. In addition, undetected material weaknesses in our internal controls over financial reporting could lead to restatements of our financial statements and require us to incur the expense of remediation.

If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located at 1 Research Way, Princeton, New Jersey 08540, where we lease a facility containing 50,581 square feet of office and laboratory space. The lease term extends through 2032, and has a five-year extension option.

The Company leases a facility at 8 Clarke Drive, Cranbury, New Jersey 08512, containing 18,446 square feet of office and laboratory space pursuant to a lease agreement that expires in June 2022 with an option to renew on a month-to-month basis for up to one year. We also lease 6,297 square feet of laboratory space at 3000 Eastpark, South Brunswick, New Jersey 08512 pursuant to a lease that expires in July 2022 with an option to renew on a month-to-month basis for up to one year. In January 2022, the Company signed lease extensions for both leases through June 2023 and July 2023, respectively, with the option to terminate upon 120 days of written notice, with an increase in base rent as per the lease extension.

Additionally, we lease 3,292 square feet of office space at 420 Bedford Drive, Lexington, Massachusetts 02420 pursuant to a lease that expires in August 2023, with an option to extend for an additional three years.

We believe that our current facilities are suitable and adequate for our current and near term conduct of our business operations and that suitable additional or substitute space at commercially reasonable terms will be available as needed to accommodate any future expansion of our operations.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. As of February 28, 2023, we were not a party to any legal matters or claims that, in the opinion of management, are likely to have a material effect on our business. In the future, we may become party to legal matters and claims in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows. Regardless of outcome, litigation, or other legal proceedings can have an adverse impact on us because of legal fees and settlement costs, diversion of management resources, and other factors.

Item 4. Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “PMVP” since September 25, 2020. Prior to that date there was no public trading market for our common stock.

Holders

As of February 28, 2023, there were approximately six holders of record of our common stock. We believe actual number of stockholders is greater than this number of record holders. The approximate number of holders includes holders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include holders whose share may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the fiscal year ended December 31, 2022.

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

Item 6. Reserved.

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

A discussion of our financial performance for the year ended December 31, 2022 as compared to the year ended December 31, 2021 appears below under the captions “Results of Operations” and “Liquidity and Capital Resources.” A discussion of our financial performance for the year ended December 31, 2021 compared to the year ended December 31, 2020 can be found in our Annual Report filed on Form 10-K, in the “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the same captions, filed with the SEC on March 1, 2022, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at ir.pmvpharma.com/financial-information/sec-filings. These website addresses are intended to be inactive, textual references only. None of the materials on, or accessible through, these websites are part of this report or are incorporated by reference herein.

Overview

We are a precision oncology company pioneering the discovery and development of small molecule, tumor-agnostic therapies targeting p53. p53 is a well-defined tumor suppressor protein known as the “guardian of the genome,” and normal, or wild-type, p53 has the ability to eliminate cancer cells. However, mutant p53 proteins can be misfolded and lose their wild-type tumor suppressing function. These p53 mutations are found in approximately half of all cancers. The field of p53 biology was established by our co-founder Dr. Arnold Levine when he discovered the p53 protein in 1979. We have leveraged more than four decades of research experience and developed unique insights into p53 to create a precision oncology platform designed to generate selective, small molecule, tumor-agnostic therapies that structurally correct specific mutant p53 proteins to restore their wild-type function. We are deploying our precision oncology platform to target the top ten most frequent, or hotspot, p53 mutations that are collectively associated with approximately 10-15% of all cancers. In addition, we are expanding the utilization of our platform to target other p53-related cancers.

Since our formation in March 2013, we have devoted substantially all of our time and efforts to performing research and development activities and raising capital. We are not profitable and have incurred losses in each year since our inception. Our net losses were $73.3 million, $57.8 million, and $34.4 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $241.0 million. We do not currently have any product candidates approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We initiated a Phase 1/2 clinical trial in October 2020 for our lead product candidate, PC14586. In October 2020, we were granted FDA Fast Track Designation of PC14586 for the treatment of patients with locally advanced or metastatic solid tumors that have a p53 Y220C mutation. We dosed our first patient in this clinical trial in the fourth quarter of 2020. In June 2022, we presented our initial Phase 1 clinical data for PC14586. We expect that our operating expenses will increase significantly as we advance our product candidates through preclinical and clinical development, seek regulatory approval, and prepare for and, if approved, proceed to commercialization; acquire, discover, validate, and develop additional product candidates; obtain, maintain, protect, and enforce our intellectual property portfolio; and hire additional personnel. Furthermore, we have incurred and will continue to incur additional costs associated with operating as a public company that we did not experience as a private company. We expect to continue to incur significant losses for the foreseeable future.

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

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations (in thousands):

	Year Ended
	December 31,
Statement of operations data:	2022	2021	Change
Operating expenses:
Research and development	$51,988	$36,493	$15,495
General and administrative	25,052	21,800	3,252
Total operating expenses	77,040	58,293	18,747
Loss from operations	(77,040)	(58,293)	(18,747)
Other income (expense):
Interest income, net	3,627	449	3,178
Other income (expense), net	87	21	66
Total other income (expense)	3,714	470	3,244
Loss before (benefit) provision for income taxes	(73,326)	(57,823)	(15,503)
(Benefit) provision for income taxes	(9)	23	(32)
Net loss	$(73,317)	$(57,846)	$(15,471)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Year Ended
	December 31,
Statement of operations data:	2022	2021	Change
Research	$6,712	$8,296	$(1,584)
Development	32,470	19,436	13,034
Personnel related	9,340	7,321	2,019
Stock-based compensation	3,466	1,440	2,026
Total	$51,988	$36,493	$15,495

Research and development expenses were $52.0 million for the year ended December 31, 2022, compared to $36.5 million for the year ended December 31, 2021. The increase of $15.5 million was primarily due to the following:

•
$1.6 million decrease in research expenses, largely driven by decreased contractual research organization costs focused on discovery research;
•
$13.0 million increase in development expenses, primarily associated with increased effort advancing our lead compound PC14586 through the Phase 1/2 clinical trial; and
•
$4.0 million increase in expenses for personnel related costs and stock-based compensation, primarily driven by increased headcount.

General and Administrative Expenses

General and administrative expenses were $25.1 million for the year ended December 31, 2022, compared to $21.8 million for the year ended December 31, 2021. The increase of $3.3 million was primarily due to the following:

•
$2.4 million increase in personnel related expenses due to increased headcount to build out general and administrative infrastructure; and
•
$0.2 million decrease in finance and legal support, $0.3 million decrease for directors and officers insurance, and a $1.4 million increase due to facility and equipment related costs for our new headquarters in Princeton, New Jersey.

Interest Income, Net

Interest income, net primarily consists of interest income from our interest-bearing cash, cash equivalents and marketable securities and interest costs related to amortization of premiums and discounts on marketable securities. Interest income, net was $3.7 million for the year ended December 31, 2022, compared to $0.5 million for the year ended December 31, 2021. The increase of $3.2 million in 2022 is driven by increased interest rates from cash investments in marketable securities and U.S. treasuries and was partially offset by lower average balances in cash and investments in marketable securities.

Liquidity and Capital Resources

Our financial condition is summarized as follows:

	As of December 31,
	2022	2021	Change
Financial assets:
Cash and cash equivalents	$108,297	$172,467	$(64,170)
Marketable securities – current	132,757	124,696	8,061
Marketable securities – noncurrent	2,495	16,911	(14,416)
Total financial assets	$243,549	$314,074	$(70,525)

Working capital:
Current assets	$247,006	$301,286	$(54,280)
Current liabilities	10,832	12,219	(1,387)
Total working capital	$236,174	$289,067	$(52,893)

Sources of Liquidity

Since our inception, we have not generated any revenue from any product sales or any other sources and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. As of December 31, 2022, we had cash, cash equivalents, and marketable securities of $243.5 million and an accumulated deficit of $241.0 million. We have financed our operations primarily through issuances of our convertible preferred and common stock. In July 2020, we sold an aggregate of 5,321,864 shares of our Series D convertible preferred stock to accredited investors, generating gross proceeds of $70.0 million. In September 2020, we completed an IPO of 13,529,750 shares of our common stock, which includes the exercise in full by the underwriters of their option to purchase 1,764,750 additional shares of common stock, at a public offering price of $18.00 per share for aggregate gross proceeds of $243.5 million. We received $223.2 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us. In October 2021, we filed a shelf registration statement on Form S-3, which may result in aggregate gross process of up to $150.0 million. We did not sell any shares pursuant to the shelf registration statement and did not receive any gross proceeds in fiscal year 2022.

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

In January 2021, we signed a lease for 50,581 square feet of office and laboratory space at 1 Research Way in Princeton, New Jersey. That lease term extends through 2032, has a five-year extension option, and is intended to replace our two existing facilities. Payments under this lease will total $19.9 million through May 2032. Amounts related to future lease payments under the 1 Research Way lease as of December 31, 2022, totaled $19.4 million, with $2.3 million to be paid within the next 12 months.

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

Due to our significant research and development expenditures, we have generated substantial operating losses in each period since inception. We have incurred an accumulated deficit of $241.0 million through December 31, 2022. We expect to incur substantial additional losses in the future as we expand our research and development activities.

Our cash operating expenditures were $63.8 million in 2022 and $46.6 million in 2021, and we expect to increase our investment in operations in 2023. Based on our research and development plans, we expect that our cash balances as of December 31, 2022 will be sufficient to fund our operations at least through 2024.

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

Cash Flows

The following table summarizes our cash flows for the period indicated (in thousands):

	Year Ended
	December 31,
	2022	2021	2020
Cash used in operating activities	$(63,760)	$(46,571)	$(32,739)
Cash (used in) provided by investing activities	(1,368)	(143,584)	27,911
Cash provided by financing activities	958	2,022	292,972
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(64,170)	$(188,133)	$288,144

Operating Activities

Net cash used in operating activities for the year ended December 31, 2022, was $63.8 million, which consisted primarily of net loss of $73.3 million decreased by non-cash charges of $10.1 million and a net change of $0.6 million in our net operating assets. The non-cash charges primarily consisted of stock-based compensation of $10.2 million, depreciation of $0.3 million, and non-cash lease expense of $0.3 million, partially offset by changes in premiums on marketable securities of $0.6 million. The change in our net operating assets and liabilities was primarily due to an increase in prepaid expenses and other assets, an decrease in accrued expenses, and a decrease in outstanding payables.

Net cash used in operating activities for the year ended December 31, 2021, was $46.6 million, which consisted primarily of net loss of $57.8 million decreased by non-cash charges of $7.2 million and a net change of $4.1 million in our net operating assets. The non-cash charges primarily consisted of stock-based compensation of $5.3 million, amortization of premiums on marketable securities and depreciation of $0.9 million, and non-cash lease expense of $1.0 million. The change in our net operating assets and liabilities was primarily due to a decrease in prepaid expenses and other assets, an increase in accrued expenses, and an increase in outstanding payables.

Investing Activities

Our investing activities used $1.4 million of cash during the year ended December 31, 2022, which consisted primarily of purchases of marketable securities of $229.2 million, along with purchase of property and equipment of $8.0 million, partially offset by maturities of marketable securities of $235.8 million.

Our investing activities used $143.6 million of cash during the year ended December 31, 2021, which consisted primarily of purchases of marketable securities of $256.8 million, along with purchase of property and equipment of $1.3 million partially offset by maturities of marketable securities of $114.6 million.

Financing Activities

Our financing activities provided $1.0 million of cash during the year ended December 31, 2022, which consisted primarily of common stock issued under the employee stock purchase plan and proceeds from the exercise of stock options.

Our financing activities provided $2.0 million of cash during the year ended December 31, 2021, which consisted primarily of common stock issued under the employee stock purchase plan and proceeds from the exercise of stock options.

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

•
Expected Volatility—Since we do not have adequate trading history of our common stock, the expected volatility was derived from the average historical stock volatilities of the common stock of several public companies within the industry that we consider to be comparable to our business over a period equivalent to the expected term of the stock-based awards.
•
Dividend Rate—The expected dividend rate is zero as we have not paid and do not anticipate paying any dividends in the foreseeable future.
•
Fair Value of Common Stock—Since our IPO, the fair value of shares of our common stock are measured by the stock price on the date of grant.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 of the notes to our audited financial statements for the year ended December 31, 2022 included elsewhere in this Annual Report on Form 10-K.

Item 7A. Reserved.

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of PMV Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PMV Pharmaceuticals, Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

As disclosed in Note 2 to the financial statements, the Company is required to estimate research and development expenses from its obligations under contracts and purchase orders with vendors, clinical research organizations, clinical manufacturing organizations and others and for clinical site agreements at each balance sheet date. The Company recorded accrued expenses for the research and development expenses, which are included in accrued expenses on the December 31, 2022 balance sheet, and prepaid research and development expenses, which are included in prepaid expenses and other current assets on the December 31, 2022 balance sheet. The amounts recorded for accrued research and development expenses and for the related prepaid expenses, within the aforementioned balance sheet captions, represent the Company’s estimate of the unpaid and prepaid research and development expenses based on the progress of the research and development services compared to the amounts paid for those services through December 31, 2022.

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

How We Addressed the Matter in Our Audit

To test the research and development accruals and prepaid expenses, our audit procedures included, among others, reviewing a sample of agreements with the service providers to corroborate key financial and contractual terms, and testing the accuracy and completeness of the underlying data used in the accrual and prepaid expense computations. We also evaluated management’s estimates of the progress of a sample of research and development activities by making direct inquiries of the Company’s operations personnel that oversee the external research and development activities and obtaining information directly from a sample of service providers. Additionally, we assessed the historical accuracy of management’s estimates when evaluating the current period estimate. To evaluate the completeness of the accruals, we also examined subsequent invoices from the service providers and cash disbursements to the service providers, to the extent such invoices were received, or payments were made prior to the date that the financial statements were issued.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Philadelphia, Pennsylvania

March 1, 2023

PMV Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$108,297	$172,467
Restricted cash	822	822
Marketable securities, current	132,757	124,696
Prepaid expenses and other current assets	5,130	3,301
Total current assets	247,006	301,286
Property and equipment, net	10,955	3,090
Marketable securities, noncurrent	2,495	16,911
Right-of-use assets	9,539	10,060
Other assets	313	221
Total assets	$270,308	$331,568
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,996	$3,189
Accrued expenses	7,308	8,627
Operating lease liabilities, current	528	403
Total current liabilities	10,832	12,219
Operating lease liabilities, noncurrent	13,448	10,790
Total liabilities	24,280	23,009
Commitments and contingencies (see Note 6)
Stockholders' equity:
Preferred stock, $0.00001 par value, 5,000,000 shares authorized as of December 31, 2022 and December 31, 2021. No shares issued or outstanding as of December 31, 2022 and December 31, 2021.	—	—
Common stock, $0.00001 par value, 1,000,000,000 shares authorized; 45,771,332 and 45,433,684 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively.	—	—
Additional paid-in capital	487,516	476,363
Accumulated deficit	(241,043)	(167,726)
Accumulated other comprehensive loss	(445)	(78)
Total stockholders' equity	246,028	308,559
Total liabilities and stockholders’ equity	$270,308	$331,568

The accompanying notes are an integral part of these financial statements.

PMV Pharmaceuticals, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Operating expenses:
Research and development	$51,988	$36,493	$23,933
General and administrative	25,052	21,800	11,009
Total operating expenses	77,040	58,293	34,942
Loss from operations	(77,040)	(58,293)	(34,942)
Other income (expense):
Interest income, net	3,627	449	651
Other income (expense), net	87	21	(143)
Total other income (expense)	3,714	470	508
Loss before (benefit) provision for income taxes	(73,326)	(57,823)	(34,434)
(Benefit) provision for income taxes	(9)	23	6
Net loss	(73,317)	(57,846)	(34,440)
Unrealized (loss) gain on available for sale investments, net of tax	(367)	(78)	3
Comprehensive loss	$(73,684)	$(57,924)	$(34,437)
Net loss per share -- basic and diluted	$(1.61)	$(1.28)	$(2.40)
Weighted-average common shares outstanding	45,594,824	45,137,656	14,364,475

The accompanying notes are an integral part of these financial statements.

PMV Pharmaceuticals, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2019	22,866,246	$168,933	3,046,200	$—	$4,969	$(3)	$(75,440)	$(70,474)
Issuance of Series D convertible preferred stock, net of issuance costs of $208	5,321,864	69,790	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock	(28,188,110)	(238,723)	28,188,110	—	238,723	—	—	238,723
Exercise of warrants	—	—	9,688	—	194	—	—	194
Issuance of common stock, net of issuance costs of $20,359	—	—	13,529,750	—	223,176	—	—	223,176
Exercise of stock options	—	—	4,070	—	6	—	—	6
Stock-based compensation expense	—	—	—	—	1,933	—	—	1,933
Net loss	—	—	—	—	—	—	(34,440)	(34,440)
Unrealized gain on available for sale marketable securities	—	—	—	—	—	3	—	3
Balance at December 31, 2020	—	$—	44,777,818	$—	$469,001	$—	$(109,880)	$359,121
Exercise of stock options and common stock issued under the 2020 ESPP	—	—	655,866	—	2,022	—	—	2,022
Stock-based compensation expense	—	—	—	—	5,340	—	—	5,340
Net loss	—	—	—	—	—	—	(57,846)	(57,846)
Unrealized loss on available for sale marketable securities	—	—	—	—	—	(78)	—	(78)
Balance at December 31, 2021	—	$—	45,433,684	$—	$476,363	$(78)	$(167,726)	$308,559
Exercise of stock options and common stock issued under the 2020 ESPP	—	—	337,648	—	958	—	—	958
Stock-based compensation expense	—	—	—	—	10,195	—	—	10,195
Net loss	—	—	—	—	—	—	(73,317)	(73,317)
Unrealized loss on available for sale marketable securities	—	—	—	—	—	(367)	—	(367)
Balance at December 31, 2022	—	$—	45,771,332	$—	$487,516	$(445)	$(241,043)	$246,028

The accompanying notes are an integral part of these financial statements.

PMV Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cash flows from operating activities:
Net loss	$(73,317)	$(57,846)	$(34,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10,195	5,340	1,933
Depreciation	315	307	318
Amortization (accretion) of premiums on marketable securities	(628)	550	152
Non-cash lease expense	335	974	—
Other, net	(92)	(19)	143
Change in operating assets and liabilities:
Prepaid expenses and other assets	(1,829)	38	(2,732)
Operating lease liabilities	2,969
Accounts payable	(389)	191	(1,230)
Accrued expenses	(1,319)	3,894	3,117
Net cash used in operating activities	(63,760)	(46,571)	(32,739)
Cash flows from investing activities:
Purchases of property and equipment	(7,984)	(1,349)	(148)
Purchases of marketable securities	(229,199)	(256,845)	(14,512)
Maturities of marketable securities	235,815	114,610	42,571
Net cash (used in) provided by investing activities	(1,368)	(143,584)	27,911
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net issuance costs	—	—	69,790
Proceeds from the issuance of common stock, net	—	—	223,176
Proceeds from the exercise of stock options and common stock issued under the 2020 ESPP	958	2,022	6
Net cash provided by financing activities	958	2,022	292,972
Net decrease in cash, cash equivalents, and restricted cash	(64,170)	(188,133)	288,144
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash - beginning of period	173,289	361,422	73,278
Cash, cash equivalents, and restricted cash - end of period	$109,119	$173,289	361,422
Supplemental disclosures of noncash investing activities
Lease incentives used for leasehold improvements	$—	$(88)	$—
Accrued purchases of property and equipment	$196	$1,391	$—
Supplemental disclosures of noncash financing activities
Conversion of convertible preferred stock to common stock	$—	$—	$238,723
Conversion of warrant liability to common stock	$—	$—	$194
Supplemental disclosures of cash flow information
Cash paid for income tax	$—	$23	$6

The accompanying notes are an integral part of these financial statements.

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2022 and 2021

(in thousands except share and per share amounts)

1. Formation and Business of the Company

Organization

PMV Pharmaceuticals, Inc. (the “Company”) was incorporated in the state of Delaware in March 2013. Since inception, the Company has devoted substantially all of its time and efforts to performing research and development activities and raising capital. The Company is a precision oncology company pioneering the discovery and development of small molecule, tumor-agnostic therapies targeting p53. The Company’s headquarters are located at 1 Research Way, Princeton, New Jersey.

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

The Company has incurred net losses and negative cash flows from operations since its inception. During the year ended December 31, 2022, the Company incurred a net loss of $73,317 and used $63,760 of cash for operations. As of December 31, 2022, the Company had an accumulated deficit of $241,043. Cash, cash equivalents, and marketable securities were $243,549 as of December 31, 2022. Management expects to incur substantial additional operating losses for the next several years and may need to obtain additional debt or equity financings in order to complete development of its products, obtain regulatory approvals, launch and commercialize its products and continue research and development programs. The Company believes it has adequate cash, cash equivalents, and marketable securities to operate for at least the next twelve months from the date of issuance of these financial statements.

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

December 31, 2022 and 2021

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

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2022 and 2021

(in thousands except share and per share amounts)

The Company’s marketable debt securities have been classified and accounted for as available-for-sale. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term. The Company’s marketable debt securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive loss in stockholders’ equity. Premiums and discounts on marketable debt securities are amortized into earnings over the life of the security and recorded on the interest income, net line of the income statement. For the years ended December 31, 2022, 2021, and 2020, the Company recorded $628 of accretion, $550 of amortization and $152 of amortization, respectively.

Restricted cash as of December 31, 2022 included a $822 deposit at the Company’s commercial bank underlying a stand-by letter of credit issued in favor of a landlord (See Note 6) and is classified in current assets.

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

Property and Equipment

Property and equipment are recorded at cost net of accumulated depreciation. Property and equipment are depreciated using the straight‑line method over the estimated useful lives of the assets, generally five years, except for leasehold improvements, which are amortized over the shorter of the useful life of the asset or the remaining term of the lease.

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2022 and 2021

(in thousands except share and per share amounts)

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

Research and Development Expenses

All costs associated with research and development are expensed as incurred. Research and development expenses include costs directly attributable to the conduct of research and development programs, including compensation costs, which includes allocated stock-based compensation, salary payroll taxes, employee benefits; materials; supplies; depreciation on and maintenance of research equipment; the cost of services provided by outside contractors; and the allocable portions of facility costs, such as rent, utilities, insurance, repairs and maintenance, depreciation, and general support services. The Company records accruals for estimated research and development expenses, comprising payments for work performed by third party vendors, clinical research organizations, clinical manufacturing organizations and others. Some of these vendors bill monthly based on actual services performed, while others bill periodically based upon achieving certain contractual milestones. For the latter, the Company accrues the expenses as goods or services are used or rendered. Research and development activities related to patient enrollment are accrued as patients enter and progress through the trial. In the event that the Company prepays fees, the Company records the prepayment as a prepaid asset and periodically evaluate the prepaid asset in conjunction with the related accrued research and development expenses.

Stock‑Based Compensation

The Company’s share-based compensation program allows for grants of stock options and restricted stock units. Grants are awarded to employees and non-employees, including directors.

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2022 and 2021

(in thousands except share and per share amounts)

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of ASC 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing or equity valuation model that is applied in a manner consistent with the fair value measurement objectives of ASC 718, is based on established principles of financial theory and reflects all of the substantive terms and conditions of the award. The Company uses the Black-Scholes option-pricing model (“Black-Scholes”) to value stock option grants to employees, non-employees and directors. The fair value of the Company’s common stock is used to determine the fair value of restricted stock units and stock options.

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

Prior to the Company’s IPO, due to the absence of an active market for the Company’s common stock, the Company utilized methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. In determining the exercise prices for options granted, the Company considered the estimated fair value of the common stock as of the measurement date. Prior to the Initial Public Offering, the estimated fair value of the common stock was determined at each grant date based upon a variety of factors, including the illiquid nature of the common stock, arm’s-length sales of the Company’s capital stock (including convertible preferred stock), the effect of the rights and preferences of the preferred shareholders, and the prospects of a liquidity event. Other factors considered were the Company’s financial position and historical financial performance, the status of technological developments within the Company’s research, the composition and ability of the current research and management team, an evaluation or benchmark of the Company’s competition, and the current business climate in the marketplace.

The Company’s stock-based compensation awards are subject to service-based vesting conditions. Compensation expense related to awards to employees and directors with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is typically the vesting term.

Segment Reporting

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the Company’s Chief Operating Decision Maker to make decisions with respect to resource allocation and assessment of performance. To date, the Company has viewed its operations and manages its business as one operating and reporting segment.

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2022 and 2021

(in thousands except share and per share amounts)

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes ("ASC 740"), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and law that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company evaluates annually the realizability of the deferred tax assets by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. In 2022 and 2021, the Company recorded a full valuation allowance for the deferred tax assets based on the historical loss and the uncertainty regarding the ability to project future taxable income. In future periods if the Company is able to generate income, the Company may reduce or eliminate the valuation allowance.

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

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2022 and 2021

(in thousands except share and per share amounts)

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and marketable securities. The Company maintains its cash, cash equivalents and marketable securities in accounts at high quality financial institutions. The Company has not experienced any credit losses and does not believe it is exposed to any significant credit risk on these funds. Cash and cash equivalents include a checking account and a money market account held at one financial institution. At times, such deposits may be in excess of insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company’s marketable debt securities are carried at fair value and include any unrealized gains and losses. Any investments with unrealized losses are considered to be temporarily impaired.

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

3. Financial Instruments and Fair Value Measurements

The Company’s financial instruments consist of money market funds, U.S. government debt securities and corporate debt securities. The following tables show the Company’s cash equivalents and available-for-sale securities’ carrying amounts and fair values as of December 31, 2022 and 2021:

	As of December 31, 2022
	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Quoted priced in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Money market funds	$106,861	$—	$—	$106,861	$106,861	$—	$—
Corporate securities	103,755	21	(185)	103,591	—	103,591	—
Government securities	31,942	—	(281)	31,661	20,981	10,680	—
Total financial assets	$242,558	$21	$(466)	$242,113	$127,842	$114,271	$—

	As of December 31, 2021
	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Quoted Priced in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Money market funds	$40,960	$—	$—	$40,960	$40,960	$—	$—
Corporate securities	227,378	3	(19)	227,362	—	227,362	—
Government securities	42,307	—	(62)	42,245	—	42,245	—
Total financial assets	$310,645	$3	$(81)	$310,567	$40,960	$269,607	$—

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2022 and 2021

(in thousands except share and per share amounts)

Cash and Cash Equivalents – As of December 31, 2022, the Company had cash of $1,436 and cash equivalents, consisting of money market funds, of $106,861. As of December 31, 2021, the Company had cash of $3,507 and cash equivalents of $168,960. Cash equivalents consisted of money market funds of $40,960 and corporate debt securities of $128,000. Money market funds are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets, whereas corporate debt securities are classified within level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are observable for the asset or liability either directly or indirectly.

Marketable Securities – Marketable securities of $135,252 as of December 31, 2022, consisted of corporate debt securities of $103,591 and government debt securities of $31,661. There were $132,757 current marketable securities and $2,495 noncurrent marketable securities as of December 31, 2022. Marketable securities of $141,607 as of December 31, 2021, consisted of corporate debt securities of $99,362 and government debt securities of $42,245. There were $124,696 current marketable securities and $16,911 noncurrent marketable securities as of December 31, 2021.

As of December 31, 2022 and 2021, aggregated gross unrealized losses of available-for-sale investments were not material, and accordingly, no allowance for credit losses was recorded.

4. Property and Equipment, Net

	December 31,
	2022	2021
Machinery & equipment	$2,448	$2,261
Computers	13	8
Furniture & fixtures	69	9
Leasehold improvements	409	161
Assets not placed in service	10,200	2,519
Total property and equipment	13,139	4,958
Less: Accumulated depreciation	(2,184)	(1,868)
Property and equipment, net	$10,955	$3,090

Depreciation expense for the years ended December 31, 2022, 2021, and 2020 was $315, $307, and $318, respectively.

5. Accrued Expenses

Accrued expenses consists of the following:

	December 31,
	2022	2021
Accrued compensation	$2,897	$3,797
Accrued research and development costs	4,259	4,734
Other accrued liabilities	152	96
Total	$7,308	$8,627

6. Commitments and Contingencies

Operating Leases

In June 2015, the Company executed a noncancelable operating lease for approximately 13,000 square feet of laboratory, research and development, and office space in Cranbury, New Jersey for an initial base rent of $20.00 per square foot. This location operates as the Company’s current headquarters.

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2022 and 2021

(in thousands except share and per share amounts)

In June 2017, the Company obtained an additional noncancelable operating lease for about 6,000 square feet of laboratory space in the same corporate center at an initial rental rate at $22.00 per square foot. As a result of the additional space, both leases expired June 2022. In January 2022, the Company signed a lease extension for both leases for up to one additional year through June 2023, with the option to terminate upon 120 days of written notice, with an increase in base rent as per the lease extension. Both leases include a common area maintenance expense for $3.00 per square foot with an increase of 3% on the first month of each calendar year during the lease term and a management fee of 3% of the base rent. The Company is obligated to pay, on a pro-rata basis, real estate taxes and operating costs related to the premises.

In August 2018, the Company executed two noncancelable operating leases. One lease for approximately 6,000 square feet for vivarium, laboratory and general office space in South Brunswick, New Jersey. The initial annual base rent is $15.50 per square foot and a management fee of 3% of the base rent. The Company is obligated to pay, on a pro-rata basis, insurance premiums, real estate taxes and operating costs related to the premises. The lease expired in July 2022. In January 2022, the Company signed a lease extension for up to one additional year through July 2023, with the option to terminate upon 120 days of written notice, with an increase in base rent as per the lease extension. The second lease is for office space in Lexington, Massachusetts, that expires August 2023, with an option to renew for a one-time, three-year extension. The initial annual base rent is $28.50 per square foot and will increase $1.00 per square foot at the end of each rent year.

In 2018, the Company received a lease incentive for the buildout of 420 Bedford Street in Lexington, MA. The Company was given an allowance for $165 on behalf of the lessor for construction of office space. Management recognizes this allowance as a lease incentive in its Right-of-Use asset and straight-lines the allowance throughout the term of the lease. As of December 31, 2022, the remaining rent incentive pertaining to the Lexington, MA lease totaled $25.

In January 2021, the Company signed a lease for 50,581 square feet of office and laboratory space at 1 Research Way in Princeton, New Jersey. That lease term extends through 2032, has a five-year extension option, and is intended to replace the Company’s two existing facilities and the space is expected to become the Company’s future headquarters. Payment under this lease will total $19,889 through May 2032. The Company received a lease incentive of $4,046 from the lessor for a buildout of laboratory, vivarium, and office space, to be reimbursed to the Company in 2022 and 2023. Management estimated the timing and amounts of reimbursements and included them as a reduction of lease payments when initially measuring the lease liability and right-of-use asset upon commencement. As of December 31, 2022, $2,969 of reimbursements were received.

The components of lease cost for the year ended December 31, 2022, and 2021, are as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Operating lease cost	$2,215	$1,691
Variable lease cost	991	704
Total lease cost	$3,206	$2,395

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2022 and 2021

(in thousands except share and per share amounts)

Amounts reported in the balance sheet for leases where the Company is the lessee as of December 31, 2022, and 2021, were as follows, in thousands:

	Year Ended December 31,
Operating Leases:	2022	2021
Right-of-use assets, operating leases	$9,539	$10,060

Operating lease liabilities, current	$528	$403
Operating lease liabilities, non-current	13,448	10,790
Total operating lease liabilities	$13,976	$11,193

Weighted-average remaining lease term (years)	9.08	10.02
Weighted-average discount rate	5.75%	5.75%

Other information related to leases for the year ended December 31, 2022, and 2021, are as follows, in thousands:

	Year Ended December 31,
	2022	2021
Net cash paid (received) for amounts included in the measurement of lease liabilities	$(1,089)	$717
Leased assets obtained in exchange for new or modified operating lease liabilities	987	10,318

Future minimum lease payments, net of reimbursements, remaining as of December 31, 2022 under operating leases by fiscal year were as follows, in thousands:

Fiscal year
2023	$1,219
2024	1,814
2025	1,869
2026	1,925
2027	1,983
Thereafter	9,494
Total minimum lease payments	$18,304
Less: Amounts representing imputed interest	(4,328)
Present value of lease liabilities	$13,976

Rent expense recorded for the years ended December 31, 2022 and 2021 was $2,215 and $1,691, respectively.

The Company currently subleases the office space at 420 Bedford Street in Lexington, MA to another company. This sublease agreement expires in August, 2023. In April 2021, the Company entered into a sublease agreement with the previous tenants of the office space at 1 Research Way in Princeton, NJ, from April 2021 to July 2021. For the year ended December 31, 2022 and 2021, sublease income for the Company was $107 and $116, respectively

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when future expenditures are probable and such expenditures can be reasonably estimated.

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2022 and 2021

(in thousands except share and per share amounts)

7. Convertible Preferred Stock

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

8. Stockholders' Equity

The Company is authorized to issue up to 1,000,000,000 shares of common stock with a par value of $0.00001 per share, and 5,000,000 shares of preferred stock with a par value of $0.00001 per share. As of December 31, 2022 and 2021, there were 45,771,332 and 45,433,684 shares of common stock issued and outstanding, respectively.

Common stockholders are entitled to receive dividends if and when declared by the board of directors subject to the rights of any preferred stockholders. As of December 31, 2022, no dividends on common stock had been declared by the Company.

As of December 31, 2022 and 2021, the Company had reserved shares of common stock for issuance as follows:

	December 31,
	2022	2021
Options issued and outstanding	5,278,771	4,246,007
Shares available for future stock option and RSU grants	4,618,292	4,951,680
Shares available for employee stock purchase plan	705,559	801,464
Total	10,602,622	9,999,151

9. Stock Plan

2020 Equity Incentive Plan

The 2020 Equity Incentive Plan (the “2020 Plan”) was approved by the board of directors on September 24, 2020. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares of common stock initially reserved for issuance under the 2020 Plan was 4,406,374, which shall be increased, upon approval by the board of directors, on January 1, 2021 and each January 1 thereafter, in an amount equal to the least of (i) 4,406,374 shares of common stock, (ii) five percent (5%) of the outstanding common stock on the immediately preceding December 31, or (iii) such number of common stock determined by the board of directors no later than the immediately preceding December 31. For 2022, the board’s compensation committee, as the 2020 Plan administrator, exercised its discretion under clause (iii) to increase the number of shares of common stock reserved for issuance under the 2020 Plan by a lesser amount of 1,363,084 shares, effective as of January 1, 2022. For 2023, the board’s compensation committee, as the 2020 Plan administrator, exercised its discretion under clause (iii) to increase the number of shares of common stock reserved for issuance under the 2020 Plan by a lesser amount of 1,830,853 shares, effective as of January 1, 2023. As of December 31, 2022, there were 4,618,292 shares available for issuance under the 2020 Plan.

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2022 and 2021

(in thousands except share and per share amounts)

On September 9, 2022, the Company granted 374,899 Restricted Stock Units (RSUs) to employees pursuant to an employee retention program approved by the Board's compensation committee. The RSU’s have graded vesting on an annual basis for two years of continuous service, as per the 2020 Plan.

The table below summarizes the annual grant activity under the 2020 Plan as of December 31, 2022:

Shares Available for Grant
Balances, December 31, 2021	4,951,680
Shares reserved for issuance	1,363,084
Options granted	(1,419,197)
RSU’s granted	(374,899)
Options forfeited / cancelled	97,624
Balances December 31, 2022	4,618,292

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was approved by the board of directors on September 24, 2020. A total of 400,752 shares of common stock were initially reserved for issuance under this plan, which shall be increased, upon approval by the board of directors, on January 1, 2021 and each January 1 thereafter, to the lesser of (i) 801,504 shares of common stock, (ii) 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the board of directors or any of its committees no later than the last day of the immediately preceding fiscal year. For 2022, the board waived the annual increase to the shares reserved under the 2020 ESPP. For 2023, the 2020 ESPP reserved shares were increased under clause (iii) by 457,713 shares, effective as of January 1, 2023. On May 20, 2022, employees exercised their right to purchase 18,454 shares under the 2020 ESPP. On November 21, 2022, employees exercised their right to purchase 30,385 shares under the 2020 ESPP. As of December 31, 2022, 95,905 shares are issued or outstanding, and there were 705,559 shares available for issuance, under the 2020 ESPP.

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

Restricted Stock Units

The following table presents RSU activity under the 2020 Plan as of December 31, 2022:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2021	—	$—
Granted	374,899	13.6
Unvested shares at December 31, 2022	374,899	$13.6

As of December 31, 2022, there was $4,317 of unrecognized compensation cost related to RSUs that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 1.7 years.

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2022 and 2021

(in thousands except share and per share amounts)

Stock Options

The following table summarizes option activity for the year ended December 31, 2022:

	Options Outstanding
			Weighted- Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of	Exercise	Life	Value
	Options	Price	(in years)	(in 000s)
Balances, December 31, 2021	4,246,007	$8.22	6.86	$68,506
Options granted	1,419,197	$15.83
Options forfeited / cancelled	(97,624)	$20.04
Options exercised	(288,809)	$1.67
Balances December 31, 2022	5,278,771	$10.40	6.82	$17,244
At December 31, 2022
Vested and expected to vest	5,278,771	$10.40	6.82	$17,244
Exercisable	3,281,213	$6.91	5.76	$15,520

The weighted average grant date fair value of stock options granted during the year ended December 31, 2022 and 2021 was $10.92 and $20.03, respectively.

The aggregate intrinsic value of options vested and exercisable as of December 31, 2022 and 2021 is calculated based on the difference between the exercise price and the fair value of our common stock. The intrinsic value of options exercised in 2022 and 2021 was $3,764 and $18,534, respectively.

As of December 31, 2022, the total compensation cost related to nonvested service-based awards not yet recognized is $21,005. The weighted-average period over which the nonvested awards is expected to be recognized is 2.8 years.

The Company estimated the fair value of stock options using the Black-Scholes options valuation model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following assumptions:

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	1.48% - 4.34%	0.35% - 1.30%	0.31% - 1.51%
Expected life (in years)	5.50 - 6.44	5.50 - 6.44	4.92 - 6.40
Dividend yield	0%	0%	0%
Expected volatility	76.33% - 81.00%	76.50% - 79.90%	70.70% - 77.60%

The weighted average assumptions used to estimate the fair value of stock purchase rights under the 2020 ESPP are as follows:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	3.44%	0.0004
Expected life (in years)	0.49	0.5
Dividend yield	0%	0%
Expected volatility	77.00%	77.83%

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2022 and 2021

(in thousands except share and per share amounts)

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

Stock-based compensation expense recorded under ASC 718 was allocated to research and development and general and administrative expense as follows:

	For the Years Ended December 31,
	2022	2021	2020
Research and development	$3,466	$1,440	$836
General and administrative	6,729	3,900	1,097
Total stock-based compensation	$10,195	$5,340	$1,933

Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows:

	For the Years Ended December 31,
	2022	2021	2020
Stock options	$9,174	$4,938	$1,933
Restricted stock units	790	—	—
Employee stock purchase plan	231	402	—
Total stock-based compensation	$10,195	$5,340	$1,933

10. Income Taxes

The income tax (benefit) provision for the years ended December 31, 2022, 2021, and 2020 are as follows (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Current:
Federal	$-	$-	$-
State	(9)	23	6
Total current	(9)	23	6
Deferred:
Federal	$-	$-	$-
State	-	-	-
Total deferred	-	-	-
Total (benefit) provision	$(9)	$23	$6

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2022 and 2021

(in thousands except share and per share amounts)

A reconciliation of income tax computed at the statutory federal income tax rate to the (benefit) provision for income taxes included in the accompanying statements of operations for the Company is as follows:

	For the Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Income tax provision at statutory rate	21%	21%	21%
State income taxes, net of federal benefit	7%	9%	8%
Tax credits	3%	3%	2%
Stock compensation	0%	5%	(1)%
Executive compensation limitation	(1)%	0%	0%
Other	0%	(1)%	0%
Change in valuation allowance	(30)%	(37)%	(30)%
Effective income tax rate	0%	0%	0%

For the years ended December 31, 2022, 2021, and 2020, the Company’s effective tax rate is below the federal statutory income tax rate of 21% primarily due to state income taxes, net of federal benefit and the Company’s position to establish a full valuation allowance on its deferred tax assets.

The tax effect of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$49,451	$45,231
Stock compensation	2,905	1,587
Capitalized research expenditures	13,563	-
Research and development credits	6,856	4,593
Accruals and other	911	1,033
Operating lease liabilities	3,969	3,175
Total deferred tax assets	77,655	55,619
Valuation allowance	(74,917)	(52,728)
Deferred tax assets recognized	2,738	2,891
Deferred tax liabilities:
Right-of-use assets	(2,709)	(2,854)
Fixed assets and depreciation	(29)	(37)
Total deferred tax liabilities	(2,738)	(2,891)
Net deferred tax assets	$-	$-

The Company has recorded a valuation allowance for its deferred tax assets that it does not believe will be realizable at a more likely than not level based on analysis of all available sources of taxable income.

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2022 and 2021

(in thousands except share and per share amounts)

As of December 31, 2022 and 2021, the Company had federal net operating loss carryforwards of $174,736 and $159,886, respectively. As of December 31, 2022, the Company had state net operating loss carryforwards for New Jersey, California, Massachusetts, and Arizona of approximately $169,847, $4,912, $5,277, and $46, respectively. At December 31, 2021, the Company had state net operating loss carryforwards for New Jersey, California and Massachusetts of approximately $154,972, $4,912, and $4,640 respectively. Federal net operating loss carryforwards of $27,500 expire beginning in the year 2033. State net operating loss carryforwards begin to expire in the year 2033. Net operating loss carryforwards related to tax years after 2017 of $147,236 do not expire. The Company also has federal and state research and development credit carryforward of approximately $9,749 and $6,588 as of December 31, 2022 and 2021, respectively. The federal credits will begin to expire in 2034 if not utilized. The California state credits carryforward indefinitely and the New Jersey state credits expire starting in 2030. The above net operating losses and research and development credits are subject to Sections 382 and 383 of the Internal Revenue Code. In the event of a change in ownership as defined by these code sections, the usage of the net operating losses and research and development credits may be limited.

The Company accrues interest and penalties related to unrecognized tax benefits in the (benefit) provision for income taxes line item in the statements of operations and comprehensive loss. As of December 31, 2022 and 2021, the Company had not accrued any interest or penalties related to uncertain tax positions.

If the ending balance of $2,437 and $1,654 of unrecognized tax benefits as of December 31, 2022 and 2021, respectively, were recognized, none of the recognition would affect the income tax rate. The following table summarized the activity related to the Company’s unrecognized tax benefits:

	For the Years Ended
	December 31, 2022	December 31, 2021
Unrecognized tax benefits, beginning of year	$1,654	$877
Increases related to prior year tax positions	-	43
Increases related to current year tax positions	783	734
Unrecognized tax benefits, end of year	$2,437	$1,654

The Company does not anticipate any material change in its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business.

The Company files U.S. federal and state income tax returns with varying statutes of limitations. The Company’s tax years 2013 to 2021 will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating losses and research and development credits.

11. Net Loss per Share

The Company excluded all outstanding stock options and restricted stock units at each period end from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect. The following common stock equivalents were excluded from the calculation of diluted net loss per share:

	As of December 31,
	2022	2021
Options to purchase common stock	5,278,771	4,246,007
Unvested restricted common stock units	374,899	—
Unvested employee stock purchase plan shares	95,905	47,066
Total	5,749,575	4,293,073

PMV Pharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2022 and 2021

(in thousands except share and per share amounts)

12. Related Parties

The Company has consulting agreements with two members of its board of directors; one of which waived his consulting fees as of September 2021. Total consulting fees paid in in the year ended December 31, 2022, were $111. There were no amounts owed under the consulting agreements as of December 31, 2022.

Total consulting fees paid as of the year ended December 31, 2021, were $110. In May of 2021, two members of the board of directors were awarded 5,781 options of Company stock each, as per their updated Scientific Advisory Board agreements. There were no amounts owed under the consulting agreements as of December 31, 2021.

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

As of December 31, 2022, the Company conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

Our management is also responsible for establishing and maintaining for us adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included under the captions “Directors and Corporate Governance,” “and “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the annual meeting of stockholders to be held in June 2023 to be filed with the SEC on or before April 30, 2023, or the Proxy Statement, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included under the captions “Executive Compensation,” and “Directors and Corporate Governance” in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included under the captions “Beneficial Ownership of Shares of Common Stock” and “Executive Compensation—Equity Compensation Plan Information” in the Proxy Statement and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended, as currently in effect.	8-K	001-39539	3.1	September 29, 2020

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	8-K	001-39539	3.2	September 29, 2020

4.1	Description of Securities of the Registrant.	10-K	001-39539	4.1	March 3, 2021

4.2	Amended and Restated Investors’ Rights Agreement, dated July 17, 2020, by and among the Registrant and certain of its stockholders.	S-1	33-248627	4.1	September 4, 2020

4.3	Specimen common stock certificate of the Registrant.	S-1/A	333-248627	4.2	September 21, 2020

4.4	Form of Indenture.	S-3ASR	333-260012	4.4	October 4, 2021

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-248627	10.1	September 4, 2020

10.2+	2013 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1/A	333-248627	10.2	September 21, 2020

10.3+	2020 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-248627	10.3	September 21, 2020

10.4+	2020 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	333-248627	10.4	September 21, 2020

10.5+	Employment Offer Letter, dated August 17, 2020, by and between the Registrant and David H. Mack, Ph.D.	S-1	333-248627	10.5	September 4, 2020

10.6+	Employment Offer Letter, dated August 17, 2020, by and between the Registrant and Winston Kung.	S-1	333-248627	10.6	September 4, 2020

10.7+	Employment Offer Letter, dated August 18, 2020, by and between the Registrant and Leila Alland, M.D.	S-1	333-248627	10.7	September 4, 2020

10.8+	Employment Offer Letter, dated February 22, 2021, by and between the Registrant and Deepika Jalota, Pharm.D.	10-K	001-39539	10.8	March 1, 2022

10.9+	Employee Incentive Compensation Plan.	S-1	333-248627	10.9	September 4, 2020

10.10+	Change in Control and Severance Policy.	S-1	333-248627	10.10	September 4, 2020

10.11+	Amended and Restated Change in Control and Severance Policy Participation Agreement, dated August 17, 2020, by and between the Registrant and David H. Mack, Ph.D.	S-1	333-248627	10.11	September 4, 2020

10.12+	Amended and Restated Change in Control and Severance Policy Participation Agreement, dated August 17, 2020, by and between the Registrant and Winston Kung.	S-1	333-248627	10.12	September 4, 2020

10.13+	Amended and Restated Change in Control and Severance Policy Participation Agreement, dated August 18, 2020, by and between the Registrant and Leila Alland, M.D.	S-1	333-248627	10.13	September 4, 2020

10.14+	Amended and Restated Change in Control and Severance Policy Participation Agreement, dated January 14, 2022, by and between the Registrant and Deepika Jalota, Pharm.D.	10-K	001-39539	10.14	March 1, 2022

10.15+*	Amended Outside Director Compensation Policy.

10.16	Consulting Agreement, dated January 1, 2016, by and between the Registrant and Arnold Levine, Ph.D.	S-1	333-248627	10.16	September 4, 2020

10.17	Consulting Agreement, dated May 21, 2021, by and between the Registrant and Richard Heyman, Ph.D., as amended on July 16, 2021	10-K	001-39539	10.17	March 1, 2022

10.18	Lease Agreement, dated March 3, 2015, by and between the Registrant and Cedar Brook 2005, LP, as amended by the First Amendment to Lease dated April 24, 2017.	S-1	333-248627	10.18	September 4, 2020

10.19	Lease Agreement, dated January 8, 2021, by and between the Registrant and BMR-ONE RESEARCH WAY LLC.	10-K	001-39539	10.19	March 3, 2021

10.20	Open Market Sale Agreement, dated as of October 4, 2021, between the Registrant and Jefferies LLC	S-3ASR	333-260012	1.2	October 4, 2021

21.1	List of Subsidiaries	10-K	001-39539	21.1	March 1, 2022

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document-the Instance Document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David H. Mack David H. Mack, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2023

/s/ Winston Kung Winston Kung	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2023

/s/ Richard Heyman Richard Heyman, Ph.D.	Director and Chairman of the Board of Directors	March 1, 2023

/s/ Arnold Levine Arnold Levine, Ph.D.	Director	March 1, 2023

/s/ Carol Gallagher Carol Gallagher, Ph.D.	Director	March 1, 2023

/s/ Laurie Stelzer Laurie Stelzer	Director	March 1, 2023

/s/ Charles M. Baum Charles M. Baum, MD., Ph.D.	Director	March 1, 2023

/s/ Kirsten Flowers	Director	March 1, 2023
Kirsten Flowers