Form 10-Q
period 2023-03-31
PMV Pharmaceuticals, Inc.
filed 2023-05-10
CIK 1699382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39539

PMV PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-3218129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Research Way Princeton, NJ	08540
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (609) 642-6670

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.00001	PMVP	The Nasdaq Global Select Market

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 8, 2023, the registrant had 45,775,461 shares of common stock, $0.00001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, development plans, planned preclinical studies and clinical trials, future results of clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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
•
the timing or likelihood of regulatory filings and approvals, including our expectation to seek accelerated reviews or special designations, such as breakthrough therapy and orphan drug designation, for our product candidates, including our intention to seek accelerated approval for PC14586, our lead product candidate;
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

ii

•
our ability to retain the continued service of our key personnel and to identify, hire and then retain additional qualified personnel; and
•
the impact of the ongoing COVID-19 pandemic, geopolitical tensions such as the Ukraine-Russia war, macroeconomic events such as global supply chain challenges, elevated inflation and interest rates and monetary policy changes, or other potential global disruptions on our business.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the United States Securities and Exchange Commission on March 1, 2023, as well as in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited).

PMV Pharmaceuticals, Inc.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	March 31, 2023 (unaudited)	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$142,942	$108,297
Restricted cash	822	822
Marketable securities, current	86,492	132,757
Prepaid expenses and other current assets	3,022	5,130
Total current assets	233,278	247,006
Property and equipment, net	11,238	10,955
Marketable securities, noncurrent	—	2,495
Right-of-use assets	9,130	9,539
Other assets	314	313
Total assets	$253,960	$270,308
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,774	$2,996
Accrued expenses	8,535	7,308
Operating lease liabilities, current	281	528
Total current liabilities	10,590	10,832
Operating lease liabilities, noncurrent	13,197	13,448
Total liabilities	23,787	24,280
Stockholders’ equity:
Preferred stock, $0.00001 par value, 5,000,000 shares authorized at March 31, 2023 and December 31, 2022. No shares issued or outstanding at March 31, 2023 and December 31, 2022.	—	—
Common stock, $0.00001 par value, 1,000,000,000 shares authorized; 45,774,761 and 45,771,332 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively.	—	—
Additional paid-in capital	490,460	487,516
Accumulated deficit	(260,171)	(241,043)
Accumulated other comprehensive loss	(116)	(445)
Total stockholders’ equity	230,173	246,028
Total liabilities and stockholders’ equity	$253,960	$270,308

The accompanying notes are an integral part of these unaudited condensed financial statements.

PMV Pharmaceuticals, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$15,073	$11,836
General and administrative	6,407	6,783
Total operating expenses	21,480	18,619
Loss from operations	(21,480)	(18,619)
Other income (expense):
Interest income, net	2,325	229
Other income (expense), net	27	(41)
Total other income (expense)	2,352	188
Loss before (benefit) provision for income taxes	(19,128)	(18,431)
(Benefit) provision for income taxes	—	2
Net loss	(19,128)	(18,433)
Unrealized gain (loss) on available for sale investments, net of tax	329	(588)
Comprehensive loss	$(18,799)	$(19,021)

Net loss per share -- basic and diluted	$(0.42)	$(0.41)
Weighted-average common shares outstanding	45,773,357	45,466,044

The accompanying notes are an integral part of these unaudited condensed financial statements.

PMV Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	45,433,684	$—	$476,363	$(78)	$(167,726)	$308,559
Exercise of stock options	98,708	—	128	—	—	128
Stock-based compensation expense	—	—	2,177	—	—	2,177
Net loss	—	—	—	—	(18,433)	(18,433)
Unrealized loss on available for sale investments	—	—	—	(588)	—	(588)
Balance at March 31, 2022	45,532,392	$—	$478,668	$(666)	$(186,159)	$291,843

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	45,771,332	$—	$487,516	$(445)	$(241,043)	$246,028
Exercise of stock options	3,429	—	12	—	—	12
Stock-based compensation expense	—	—	2,932	—	—	2,932
Net loss	—	—	—	—	(19,128)	(19,128)
Unrealized gain on available for sale investments	—	—	—	329	—	329
Balance at March 31, 2023	45,774,761	$—	$490,460	$(116)	$(260,171)	$230,173

The accompanying notes are an integral part of these unaudited condensed financial statements.

PMV Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(19,128)	$(18,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,932	2,177
Depreciation	171	84
(Accretion) amortization of premiums on marketable securities	(712)	54
Non-cash lease (income) expense	(89)	83
Other, net	(1)	—
Change in operating assets and liabilities:
Prepaid expenses and other assets	2,108	(924)
Operating lease right-of-use assets and liabilities	—	786
Accounts payable	(1,520)	239
Accrued expenses	1,227	(2,064)
Net cash used in operating activities	(15,012)	(17,998)
Cash flows from investing activities:
Purchases of property and equipment	(156)	(796)
Purchases of marketable securities	(23,502)	(93,705)
Maturities of marketable securities	73,303	55,676
Net cash provided by (used in) investing activities	49,645	(38,825)
Cash flows from financing activities:
Proceeds from the exercise of stock options and common stock issued under the 2020 ESPP	12	128
Net cash provided by financing activities	12	128
Net increase (decrease) in cash and cash equivalents	34,645	(56,695)
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash - beginning of period	109,119	173,289
Cash, cash equivalents, and restricted cash - end of period	$143,764	$116,594
Supplemental disclosures of noncash investing activities
Accrued purchases of property and equipment	$298	$1,436
Supplemental disclosures of cash flow information
Cash paid for income taxes	$—	$2

The accompanying notes are an integral part of these unaudited condensed financial statements.

PMV Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

1. Formation and Business of the Company

Organization and Liquidity

PMV Pharmaceuticals, Inc. (the “Company” or “We”) was incorporated in the state of Delaware in March 2013. Since inception, the Company has devoted substantially all of its time and efforts to performing research and development activities and raising capital. We are a precision oncology company pioneering the discovery and development of small molecule, tumor-agnostic therapies targeting p53. The Company’s headquarters are located at One Research Way, Princeton, New Jersey.

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

The Company has incurred net losses and negative cash flows from operations since its inception. During the three months ended March 31, 2023, the Company incurred a net loss of $19,128. For the three months ended March 31, 2023, the Company used $15,012 of cash for operations. At March 31, 2023, the Company had an accumulated deficit of $260,171. Cash, cash equivalents, and marketable securities were $229,434 as of March 31, 2023. Management expects to incur substantial additional operating losses for the next several years and may need to obtain additional debt or equity financings in order to complete development of its products, obtain regulatory approvals, launch and commercialize its products and continue research and development programs. The Company believes it has adequate cash, cash equivalents, and marketable securities to operate for at least the next 12 months from the date of issuance of these financial statements.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on March 1, 2023. Since the date of those financial statements, there have been no changes to its significant accounting policies.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the interim period reporting requirements of Form 10-Q and Article 10 of Regulation S-X. The condensed balance sheet as of March 31, 2023, the condensed statements of operations and comprehensive loss, condensed statements of stockholders’ equity and the condensed statements of cash flows for the three months ended March 31, 2023 and 2022 are unaudited, but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for any interim period are not necessarily indicative of results for the year ending December 31, 2023, or for any other subsequent interim period. The condensed balance sheet as of December 31, 2022, has been derived from our audited financial statements.

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

The Company’s marketable debt securities have been classified and accounted for as available-for-sale. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term. The Company’s marketable debt securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive loss in stockholders’ equity. Premiums and discounts on marketable debt securities are amortized into earnings over the life of the security and recorded on the interest income, net line of the income statement. For the three months ended March 31, 2023 and 2022, the Company recorded $712 of accretion and $54 of amortization, respectively.

Restricted cash as of March 31, 2023 and December 31, 2022 included a $822 deposit at the Company’s commercial bank underlying a stand-by letter of credit issued in favor of a landlord (See Note 6) and is classified in current assets.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, and marketable securities. Cash and cash equivalents were held at two financial institutions. At times, such deposits may be in excess of insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company’s marketable securities are carried at fair value and include any unrealized gains and losses. Any investments with unrealized losses are considered to be temporarily impaired.

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

3. Fair Value Measurements

The Company’s financial assets consist of money market funds, U.S. government debt securities and corporate debt securities. The following tables show the Company’s cash equivalents and available-for-sale securities’ carrying amounts and fair values as of March 31, 2023, and December 31, 2022:

	As of March 31, 2023
	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Quoted priced in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Money market funds	$136,888	$—	$—	$136,888	$136,888	$—	$—
Corporate securities	67,134	—	(48)	67,086	—	67,086	—
Government securities	19,474	—	(68)	19,406	13,680	5,726	—
Total financial assets	$223,496	$—	$(116)	$223,380	$150,568	$72,812	$—

	As of December 31, 2022
	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Quoted Priced in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Money market funds	$106,861	$—	$—	$106,861	$106,861	$—	$—
Corporate securities	103,755	21	(185)	103,591	—	103,591	—
Government securities	31,942	—	(281)	31,661	20,981	10,680	—
Total financial assets	$242,558	$21	$(466)	$242,113	$127,842	$114,271	$—

Cash Equivalents — As of March 31, 2023, the Company had cash of $6,054 and cash equivalents of $136,888. Cash equivalents consisted of money market funds of $136,888. As of December 31, 2022, the Company had cash of $1,436 and cash equivalents of $106,861, consisting of money market funds. Money market funds are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets, whereas corporate debt securities are classified within level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are observable for the asset or liability either directly or indirectly.

Marketable Securities — Marketable securities of $86,492 as of March 31, 2023, consisted of corporate debt securities of $67,086 and government debt securities of $19,406. There were $86,492 current marketable securities and no noncurrent marketable securities as of March 31, 2023. Marketable securities of $135,252 as of December 31, 2022, consisted of corporate debt securities of $103,591 and government debt securities of $31,661. There were $132,757 current marketable securities and $2,495 noncurrent marketable securities as of December 31, 2022.

As of March 31, 2023, and December 31, 2022, aggregated gross unrealized losses of available-for-sale investments were not material, and accordingly, no allowance for credit losses was recorded.

PMV Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

4. Property and Equipment, Net

	March 31, 2023	December 31, 2022
Machinery & equipment	2,861	$2,448
Computers	13	13
Furniture & fixtures	69	69
Leasehold improvements	10,649	409
Assets not placed in service	—	10,200
Total property and equipment	13,592	13,139
Less: Accumulated depreciation	(2,354)	(2,184)
Property and equipment, net	$11,238	$10,955

Depreciation expense for the three months ended March 31, 2023 and 2022 was $171 and $84, respectively.

5. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2023	December 31, 2022
Accrued compensation	$1,846	$2,897
Accrued legal and professional services	264	152
Accrued research and development costs	6,425	4,259
Total	$8,535	$7,308

6. Commitments and Contingencies

Operating Leases

In June 2015, the Company executed a noncancelable operating lease for approximately 13,000 square feet of laboratory, research and development, and office space in Cranbury, New Jersey. This location operated as the Company's headquarters until March 2023.

In June 2017, the Company obtained an additional noncancelable operating lease for about 6,000 square feet of laboratory space in the same corporate center. As a result of the additional space, both leases were set to expire in June 2022. In January 2022, the Company signed a lease extension for both leases for up to one additional year through June 2023, with the option to terminate upon 120 days of written notice, with an increase in base rent as per the lease extension.

In August 2018, the Company executed two noncancelable operating leases. One lease for approximately 6,000 square feet for vivarium, laboratory and general office space in South Brunswick, New Jersey. The lease was set to expire in July 2022. In January 2022, the Company signed a lease extension for up to one additional year through July 2023, with the option to terminate upon 120 days of written notice, with an increase in base rent as per the lease extension. The second lease is for office space in Lexington, Massachusetts, that expires August 2023, with an option to renew for a one-time, three-year extension.

In January 2021, the Company signed a lease for 50,581 square feet of office and laboratory space at One Research Way in Princeton, New Jersey. That lease term extends through 2032, has a five-year extension option, and replaced the Company’s two existing facilities as the Company’s headquarters in March 2023. Payment under this lease will total $19,889 through May 2032. The Company received a lease incentive of $4,046 from the lessor for a buildout of laboratory, vivarium, and office space, to be reimbursed to the Company in 2022 and 2023. Management estimated the timing and amounts of reimbursements and included them as a reduction of lease payments when initially measuring the lease liability and right-of-use asset upon commencement. Since the inception date of the lease, $2,969 reimbursements were received. For the three months ended March 31, 2023, no reimbursements were received.

PMV Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

The components of lease cost for the three months ended March 31, 2023, and 2022, are as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating lease cost	$597	$511
Variable lease cost	319	197
Total lease cost	$916	$708

Amounts reported in the balance sheet for leases where the Company is the lessee as of March 31, 2023, and December 31, 2022, are as follows:

Operating Leases (in thousands, except lease term and discount rate data):	March 31, 2023	December 31, 2022
Right-of-use assets, operating leases	$9,130	$9,539

Operating lease liabilities, current	$281	$528
Operating lease liabilities, non-current	13,197	13,448
Total operating lease liabilities	$13,478	$13,976

Weighted-average remaining lease term (years)	8.98	9.08
Weighted-average discount rate	5.75%	5.75%

Other information related to leases for the three months ended March 31, 2023 and 2022, respectively, as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash paid (received) for amounts included in the measurement of lease liabilities	$686	$(358)
Leased assets obtained in exchange for new or modified operating lease liabilities	—	10,349

Future minimum lease payments, net of reimbursements, remaining as of March 31, 2023, under operating leases by fiscal year were as follows:

Fiscal year	(in thousands)
2023	$532
2024	1,814
2025	1,869
2026	1,925
2027	1,983
Thereafter	9,494
Total minimum lease payments	$17,617
Less: Amounts representing imputed interest	(4,139)
Present value of lease liabilities	$13,478

Rent expense recorded during the three months ended March 31, 2023 and 2022 was $597 and $511, respectively.

The Company currently subleases the office space at 420 Bedford Street in Lexington, Massachusetts to another company. This sublease agreement expires in August, 2023. In April 2021, the Company entered into a sublease agreement with the previous tenants of the office space at One Research Way in Princeton, NJ to begin April 2021 and end June 2021. Sublease income recorded during the three months ended March 31, 2023 and 2022 was $29.

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

7. Stockholders’ Equity

The Company is authorized to issue up to 1,000,000,000 shares of common stock with a par value of $0.00001 per share and 5,000,000 shares of preferred stock with a par value of $0.00001 per share. At March 31, 2023 and December 31, 2022, there were 45,774,761 and 45,771,332 shares of common stock issued and outstanding, respectively.

Common stockholders are entitled to receive dividends if and when declared by the board of directors subject to the rights of any preferred stockholders. As of March 31, 2023, no dividends on common stock had been declared by the Company.

8. Stock Plan

2020 Equity Incentive Plan

The 2020 Equity Incentive Plan (the “2020 Plan”) was approved by the board of directors on September 24, 2020. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors, and consultants. The number of shares of common stock initially reserved for issuance under the 2020 Plan was 4,406,374, which shall be increased, upon approval by the board of directors, on January 1, 2021 and each January 1 thereafter, in an amount equal to the least of (i) 4,406,374 shares of common stock, (ii) five percent (5%) of the outstanding common stock on the immediately preceding December 31, or (iii) such number of common stock determined by the board of directors no later than the immediately preceding December 31. For 2023, the board's compensation committee, as the 2020 Plan administrator, exercised its discretion under clause (iii) to increase the number of shares of common stock reserved for issuance under the 2020 Plan by a lesser amount of 1,830,853 shares, effective as of January 1, 2023. As of March 31, 2023, there were 6,414,476 shares available for issuance under the 2020 Plan.

On September 9, 2022, the Company granted 374,899 Restricted Stock Units ("RSUs") to employees pursuant to an employee retention program approved by the board's compensation committee. The RSUs have graded vesting on an annual basis for two years of continuous service, as per the 2020 Plan.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was approved by the board of directors on September 24, 2020. A total of 400,752 shares of common stock were initially reserved for issuance under this plan, which shall be increased, upon approval by the board of directors, on January 1, 2021 and each January 1 thereafter, to the lesser of (i) 801,504 shares of common stock, (ii) 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the board of directors or any of its committees no later than the last day of the immediately preceding fiscal year. For 2023, the 2020 ESPP reserved shares were increased under clause (iii) by 457,713 shares, effective as of January 1, 2023. As of March 31, 2023, 95,905 shares are issued or outstanding, and there were 705,559 shares available for issuance, under the 2020 ESPP.

PMV Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

Stock Options

The following table summarizes option activity for the three-month period ended March 31, 2023:

		Options Outstanding
				Weighted-
			Weighted	Average	Aggregate
	Shares		Average	Remaining	Intrinsic
	Available	Number of	Exercise	Contractual Life	Value
	for Grant	Options	Price	(in years)	(in 000s)
Balances at December 31, 2022	4,618,292	5,278,771	$10.40	6.82	$17,244
Shares reserved for issuance	1,830,853	—	—
Options granted	(50,000)	50,000	$8.05
Options forfeited / cancelled	15,331	(15,331)	$16.31
Options exercised	—	(3,429)	$3.29
Balances at March 31, 2023 (unaudited)	6,414,476	5,310,011	$10.37	6.60	$5,612
At March 31, 2023
Vested and expected to vest		5,310,011	$10.37	6.60	$5,612
Exercisable		3,490,036	$7.33	5.64	$5,359

At March 31, 2023, the total compensation cost related to nonvested awards not yet recognized was $22,437. The weighted-average period over which the nonvested awards is expected to be recognized was 2.5 years.

The Company estimated the fair value of the options using the Black-Scholes options valuation model. The fair value of the options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value was estimated using the following assumptions:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2022
Risk-free interest rate	3.58%	1.48% - 2.01%
Expected life (in years)	6.25	5.77 - 6.44
Dividend yield	0%	0%
Expected volatility	79.90%	77.00%

The weighted average assumptions used to estimate the fair value of stock purchase rights under the ESPP are as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2022
Risk-free interest rate	4.65%	0.06%
Expected life (in years)	0.49	0.50
Dividend yield	0%	0%
Expected volatility	76.33%	76.50%

Expected Term: The Company uses the simplified method to calculate expected term described in the SEC’s Staff Accounting Bulletin No. 107, which takes into account vesting term and expiration date of the options.

Volatility: Volatility is based on the historical volatility of the Company's publicly traded shares for the expected term.

Risk Free Interest Rate: The risk-free rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding with the expected term of the option.

Dividend Yield: The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and therefore, used an expected dividend yield of zero in the valuation model.

PMV Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

Restricted Stock Units

The following table presents RSU activity under the 2020 Plan as of March 31, 2023:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2022	374,899	$13.60
Granted	—	—
Unvested shares at March 31, 2023	374,899	$13.60

As of March 31, 2023, there was $3,688 of unrecognized compensation cost related to RSUs that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 1.4 years.

Stock-based compensation expense recorded under ASC 718 related to stock options granted and common stock issued under the 2020 ESPP were allocated to research and development and general and administrative expense as follows:

	For the Three Months Ended
	March 31,	March 31,
	2023	2022
Research and development	$1,263	$649
General and administrative	1,669	1,528
Total stock-based compensation	$2,932	$2,177

Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows:

	For the Three Months Ended
	March 31,	March 31,
	2023	2022
Stock options	$2,281	$2,113
Restricted stock units	597	—
Employee stock purchase plan	54	64
Total stock-based compensation	$2,932	$2,177

9. Income Taxes

During the three months ended March 31, 2023 and 2022, the Company recorded a full valuation allowance on federal and state net deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

10. Net Loss per Share

The Company excluded all outstanding stock options and restricted stock awards at each period end from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect. The following common stock equivalents were excluded from the calculation of diluted net loss per share:

	As of March 31,
	2023	2022
Options to purchase common stock	5,310,011	5,238,796
Unvested RSUs	374,899	—
Expected shares to be purchased under 2020 ESPP	47,974	23,569
Total	5,732,884	5,262,365

PMV Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

11. Related Parties

The Company has consulting agreements with two members of its board of directors; one of which waived his consulting fees starting as of September 2021. Total consulting fees paid in each of the three months ended March 31, 2023 and 2022, were $8.3 and $25.0, respectively. There were no amounts owed under the consulting agreements as of March 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto as of and for the years ended December 31, 2022 and 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Contractual Obligations and Commitments, and Critical Accounting Policies and Significant Judgments and Estimates, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission, or the SEC, on March 1, 2023. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to PMV Pharmaceuticals, Inc.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to those set forth under the captions “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as updated by our subsequent filings under the Securities Exchange Act of 1934, as amended. Furthermore, past operating results are not necessarily indicative of results that may occur in future periods.

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

Since our formation in March 2013, we have devoted substantially all of our time and efforts to performing research and development activities and raising capital. We are not profitable and have incurred losses in each year since our inception. Our net losses were $73.3 million and $57.8 million for the years ended December 31, 2022 and 2021, respectively. During the three months ended March 31, 2023, the Company incurred a net loss of $19.1 million. As of March 31, 2023, we had an accumulated deficit of $260.2 million. We do not currently have any product candidates approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We initiated a Phase 1/2 clinical trial in October 2020 for our lead product candidate, PC14586. In October 2020, we were granted FDA Fast Track Designation of PC14586 for the treatment of patients with locally advanced or metastatic solid tumors that have a p53 Y220C mutation. We dosed our first patient in this clinical trial in the fourth quarter of 2020. In June 2022, we presented our initial Phase 1 clinical data for PC14586. We expect that our operating expenses will increase significantly as we advance our product candidates through preclinical and clinical development, seek regulatory approval, and prepare for and, if approved, proceed to commercialization; acquire, discover, validate, and develop additional product candidates; obtain, maintain, protect, and enforce our intellectual property portfolio; and hire additional personnel. Furthermore, we have incurred and will continue to incur additional costs associated with operating as a public company that we did not experience as a private company. We expect to continue to incur significant losses for the foreseeable future.

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

Results of Operations

Comparison of the Three Months ended March 31, 2023 and 2022.

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
Statement of operations data:	2023 (Unaudited)	2022 (Unaudited)	Change
Operating expenses:
Research and development	$15,073	$11,836	$3,237
General and administrative	6,407	6,783	(376)

Total operating expenses	21,480	18,619	2,861

Loss from operations	(21,480)	(18,619)	(2,861)
Other income (expense):
Interest income, net	2,325	229	2,096
Other income (expense), net	27	(41)	68

Total other income (expense)	2,352	188	2,164

Loss before (benefit) provision for income taxes	(19,128)	(18,431)	(697)
(Benefit) provision for income taxes	—	2	(2)

Net loss	$(19,128)	$(18,433)	$(695)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Three Months Ended March 31,
Statement of operations data:	2023 (Unaudited)	2022 (Unaudited)	Change
Research	$1,538	$2,277	$(739)
Development	8,838	6,647	2,191
Personnel related	3,434	2,263	1,171
Stock-based compensation	1,263	649	614
Total	$15,073	$11,836	$3,237

Research and development expenses were $15.1 million for the three months ended March 31, 2023, compared to $11.8 million for the three months ended March 31, 2022. The increase of $3.3 million, compared to the three months ended March 31, 2022, was primarily due to the following:

•
$0.8 million decrease in research expenses, largely driven by decreased contractual research organization costs;
•
$2.2 million increase in development expenses associated with advancing our lead product candidate, PC14586, through the Phase 1/2 clinical trial; and
•
$1.9 million increase in expenses for personnel related costs and stock-based compensation, primarily driven by increased headcount.

General and Administrative Expenses

General and administrative expenses were $6.4 million for the three months ended March 31, 2023, compared to $6.8 million for the three months ended March 31, 2022. The decrease of $0.4 million, compared to the three months ended March 31, 2022, was primarily due to following:

•
$0.5 million decrease in finance and legal related expense due to decreased audit fees;
•
$0.2 million decrease in insurance expenses; and
•
$0.3 million increase due to facility related costs for our new office and laboratory building in Princeton, New Jersey.

Interest Income, Net

Interest income, net primarily consists of interest income from our interest-bearing cash, cash equivalents and marketable securities and interest costs related to amortization of premiums and discounts on marketable securities. Interest income, net was $2.3 million for the three months ended March 31, 2023. The increase of $2.1 million compared to the three months ended March 31, 2022, is driven by increased interest rates from cash and investments in marketable securities and U.S treasuries during the three months ended March 31, 2023.

Liquidity and Capital Resources

Our financial condition is summarized as follows:

	As of March 31,	As of December 31,
	2023	2022	Change
Financial assets:
Cash and cash equivalents	$142,942	$108,297	$34,645
Marketable securities - current	86,492	132,757	(46,265)
Marketable securities - noncurrent	—	2,495	(2,495)
Total financial assets	$229,434	$243,549	$(14,115)

Working capital:
Current assets	$233,278	$247,006	$(13,728)
Current liabilities	10,590	10,832	(242)
Total working capital	$222,688	$236,174	$(13,486)

Sources of Liquidity

Since our inception, we have not generated any revenue from any product sales or any other sources and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. As of March 31, 2023, we had cash, cash equivalents, and marketable securities of $229.4 million and an accumulated deficit of $260.2 million. In September 2020, we completed an IPO of 13,529,750 shares of our common stock, which includes the exercise in full by the underwriters of their option to purchase 1,764,750 additional shares of common stock, at a public offering price of $18.00 per share for aggregate gross proceeds of $243.5 million. We received $223.2 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us.

We have a shelf registration statement on Form S-3 on file with the SEC, which registers the offering, issuance, and sale of up to $200 million of various equity and debt securities and up to $150 million of common stock pursuant to our at-the-market equity offering program, dated October 4, 2021, or the ATM program. As of March 31, 2023, we have not sold any securities under the shelf registration statement on Form S-3 or under our ATM program.

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

In January 2021, we signed a lease for 50,581 square feet of office and laboratory space at One Research Way in Princeton, New Jersey. That lease term extends through 2032, has a five-year extension option, and is intended to replace our two existing facilities. Payments under this lease will total $19.9 million through May 2032. Amounts related to future lease payments as of March 31, 2023, totaled $18.7 million, with $2.1 million to be paid within the next 12 months.

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

Due to our significant research and development expenditures, we have generated substantial operating losses in each period since inception. We have incurred an accumulated deficit of $260.2 million through March 31, 2023. We expect to incur substantial additional losses in the future as we expand our research and development activities. For the three months ended March 31, 2023 and 2022, our cash operating expenditures were $15.0 million and $18.0 million, respectively. We expect to increase our investment in operations in the remainder of 2023 and 2024. Based on our research and development plans, we expect that our cash, cash equivalents and marketable securities as of March 31, 2023 will be sufficient to fund our operations at least through 2024.

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

Cash Flows

The following table summarizes our cash flows for the period indicated (in thousands):

	Three Months Ended March 31,
	2023 (Unaudited)	2022 (Unaudited)
Cash used in operating activities	$(15,012)	$(17,998)
Cash provided by (used in) investing activities	49,645	(38,825)
Cash provided by financing activities	12	128

Net increase (decrease) in cash and cash equivalents	$34,645	$(56,695)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023, was $15.0 million, which consisted primarily of net loss of $19.1 million partially offset by non-cash charges of $2.3 million. Changes in our net operating assets increased operating cash by $1.8 million. The non-cash charges primarily consisted of stock-based compensation of $2.9 million, accretion of premiums on marketable securities of $0.7 million, depreciation of $0.2 million, and non-cash lease expense of $0.1 million. The change in our net operating assets and liabilities was primarily due to a decrease in prepaid expenses and other assets, an increase in accrued expenses, offset by a decrease in outstanding payables.

Net cash used in operating activities for the three months ended March 31, 2022, was $18.0 million, which consisted primarily of net loss of $18.4 million partially offset by non-cash charges of $2.4 million. Changes in our net operating assets decreased operating cash by $2.0 million. The non-cash charges primarily consisted of stock-based compensation of $2.2 million, depreciation and amortization of $0.1 million, and non-cash lease expense of $0.1 million. The change in our net operating assets and liabilities was primarily due to an increase in prepaid expenses and other assets, a decrease in accrued expenses, an increase in outstanding payables, and an increase in operating lease right of use assets and liabilities driven by a cash reimbursement of $0.8 million for the buildout of the new office building in Princeton, New Jersey.

Investing Activities

Our investing activities provided $49.6 million of cash during the three months ended March 31, 2023, which consisted primarily of maturities of marketable securities of $73.3 million, purchases of marketable securities of $23.5 million, along with purchase of property and equipment of $0.2 million.

Our investing activities used $38.8 million of cash during the three months ended March 31, 2022, which consisted primarily of purchases of marketable securities of $93.7 million, along with purchase of property and equipment of $0.8 million, partially offset by maturities of marketable securities of $55.7 million.

Financing Activities

Our financing activities generated no change in cash during the three months ended March 31, 2023.

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

We believe that the accounting policies described below involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of our operations. During the three-month period ended March 31, 2023, there were no material changes to our critical accounting policies from those described in our audited financial statements for the year ended December 31, 2022, included in our Annual Report on Form 10-K filed with the SEC on March 1, 2023, except as noted below.

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

Expected volatility was derived from the average historical stock volatility of our common stock over a period equivalent to the expected term of the stock-based awards if data was available, and over the longest period for which trading activity is available if data matching the expected term was unavailable.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 of the notes to our unaudited condensed financial statements for the three months ended March 31, 2023 included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks.

We had cash, cash equivalents, and marketable securities of $229.4 million and restricted cash of $0.8 million as of March 31, 2023. The Company’s cash equivalents consist of interest-bearing U.S. treasury securities, money market funds, and corporate debt securities. Our exposure due to changes in interest rates is not material due to the nature and amount of our money-market funds and short-term marketable securities.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we may contract with foreign vendors that are located outside the United States in the future. This may subject us to fluctuations in foreign currency exchange rates in the future.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Securities Exchange Act of 1934, as amended reports is recorded, processed, summarized and reported within the time periods specified in the SECs rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

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

Item 1A. Risk Factors.

Other than as described below, there have been no material changes to the Company’s risk factors as set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 1, 2023. You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 1, 2023.

We will require substantial additional capital to finance our operations in the future. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and product development programs or future commercialization efforts.

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive, and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for, PC14586, and advance our future product candidates. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory agencies to perform preclinical studies or clinical trials in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

As of December 31, 2022, we had $243.5 million in cash, cash equivalents, and marketable securities. Although we believe that our available cash, cash equivalents, and marketable securities will be sufficient to fund our planned operations at least through 2024, this belief is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. This belief also does not reflect the possibility that we may not be able to access a portion of our existing cash and cash equivalents due to market conditions. For example, recent events surrounding certain banks, including Silicon Valley Bank, First Republic Bank and Signature Bank, created temporary uncertainty on their customers’ cash deposits in excess of the Federal Deposit Insurance Corporation, or the FDIC, limits prior to actions taken by governmental entities. Although we did not have any cash or cash equivalents on deposit with the affected banks, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash and cash equivalents may be threatened and could have a material adverse effect on our business and financial condition. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the United States, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis.

Our future capital requirements depend on many factors, including:

•
the scope, progress, results, and costs of researching and developing our current product candidates or any future product candidates we choose to pursue, and conducting preclinical studies and clinical trials, including our clinical trials of PC14586;
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
•
the cost of commercialization activities of our product candidates, if approved for sale, including marketing, sales, and distribution costs;
•
our ability to establish future collaborations, licensing, or other arrangements and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty, or other payments due under any such agreement;
•
any product liability or other lawsuits related to our products;
•
the expenses needed to attract, hire, and retain skilled personnel;
•
the costs associated with being a public company;
•
the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing our intellectual property portfolio;
•
the timing, receipt, and amount of sales of any future approved products;
•
the impact of the COVID-19 pandemic, which may exacerbate the magnitude of the factors discussed above; and
•
financial conditions affecting the banking system and financial markets.

We do not have any committed external source of funds and adequate additional financing may not be available to us on acceptable terms, or at all. In addition, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, inflation expectations, rising interest rates and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic, geopolitical tensions, such as the Ukraine-Russia war, and global conditions affecting financial markets. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend, or eliminate one or more of our research-stage programs, clinical trials, or future commercialization efforts.

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

We have a shelf registration statement on Form S-3 (File No. 333-260012), which was declared effective by the SEC on April 28, 2022. The shelf registration statement consists of (i) a base prospectus pursuant to which we may offer and sell, from time to time, up to $200 million of shares of our common stock, shares of our preferred stock, various series of debt securities and warrants to purchase any of such securities in one or more registered offerings, and (ii) a prospectus supplement pursuant to which we may offer and sell, from time to time, up to $150 million of shares of common stock in "at-the-market" offerings. The Company has not issued any securities pursuant to the shelf registration statement. There has been no material change in the planned use of proceeds as described in the shelf registration statement. None of the offering expenses were paid or payable, directly, or indirectly, to our directors, officers, or persons owning 10% or more of any class of equity securities or to our affiliates.

(c) Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39539	3.1	September 29, 2020

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect	8-K	001-39539	3.2	September 29, 2020

3.3+	Amended and Restated Bylaws of the Registrant, to be effective on June 8, 2023

31.1+	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

PMV Pharmaceuticals, Inc.

Date: May 10, 2023	By:	/s/ David H. Mack
David H. Mack, Ph.D.
President, Chief Executive Officer, and Director
(Principal Executive Officer)

PMV Pharmaceuticals, Inc.

Date: May 10, 2023	By:	/s/ Winston Kung
Winston Kung
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)