Form 10-Q
period 2023-09-30
PMV Pharmaceuticals, Inc.
filed 2023-11-09
CIK 1699382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 7, 2023, the registrant had 51,157,636 shares of common stock, $0.00001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited).

PMV Pharmaceuticals, Inc.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	September 30, 2023 (unaudited)	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$52,057	$108,297
Restricted cash	822	822
Marketable securities, current	149,861	132,757
Prepaid expenses and other current assets	2,556	5,130
Total current assets	205,296	247,006
Property and equipment, net	10,822	10,955
Marketable securities, noncurrent	36,184	2,495
Right-of-use assets	8,545	9,539
Other assets	180	313
Total assets	$261,027	$270,308
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,678	$2,996
Accrued expenses	9,038	7,308
Operating lease liabilities, current	—	528
Total current liabilities	10,716	10,832
Operating lease liabilities, noncurrent	12,699	13,448
Total liabilities	23,415	24,280
Stockholders’ equity:
Preferred stock, $0.00001 par value, 5,000,000 shares authorized at September 30, 2023 and December 31, 2022. No shares issued or outstanding at September 30, 2023 and December 31, 2022.	—	—
Common stock, $0.00001 par value, 1,000,000,000 shares authorized; 51,157,636 and 45,771,332 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively.	—	—
Additional paid-in capital	532,214	487,516
Accumulated deficit	(294,247)	(241,043)
Accumulated other comprehensive loss	(355)	(445)
Total stockholders’ equity	237,612	246,028
Total liabilities and stockholders’ equity	$261,027	$270,308

The accompanying notes are an integral part of these unaudited condensed financial statements.

PMV Pharmaceuticals, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$13,586	$13,666	$42,503	$36,963
General and administrative	6,042	5,709	18,727	18,915
Total operating expenses	19,628	19,375	61,230	55,878
Loss from operations	(19,628)	(19,375)	(61,230)	(55,878)
Other income (expense):
Interest income, net	2,984	1,124	8,005	1,830
Other income (expense), net	4	13	24	67
Total other income (expense)	2,988	1,137	8,029	1,897
Loss before (benefit) provision for income taxes	(16,640)	(18,238)	(53,201)	(53,981)
(Benefit) provision for income taxes	—	(9)	3	(9)
Net loss	(16,640)	(18,229)	(53,204)	(53,972)
Unrealized (loss) gain on available for sale investments, net of tax	(27)	(2)	90	(947)
Comprehensive loss	$(16,667)	$(18,231)	$(53,114)	$(54,919)

Net loss per share -- basic and diluted	$(0.34)	$(0.40)	$(1.13)	$(1.18)
Weighted-average common shares outstanding	49,047,296	45,622,957	46,889,921	45,556,635

The accompanying notes are an integral part of these unaudited condensed financial statements.

PMV Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	45,433,684	$—	$476,363	$(78)	$(167,726)	$308,559
Exercise of stock options	98,708	—	128	—	—	128
Stock-based compensation expense	—	—	2,177	—	—	2,177
Net loss	—	—	—	—	(18,433)	(18,433)
Unrealized loss on available for sale investments	—	—	—	(588)	—	(588)
Balance at March 31, 2022	45,532,392	$—	$478,668	$(666)	$(186,159)	$291,843
Exercise of stock options	90,218	—	276	—	—	276
Stock-based compensation expense	—	—	2,518	—	—	2,518
Net loss	—	—	—	—	(17,310)	(17,310)
Unrealized loss on available for sale investments	—	—	—	(357)	—	(357)
Balance at June 30, 2022	45,622,610	$—	$481,462	$(1,023)	$(203,469)	$276,970
Exercise of stock options	2,250	—	6	—	—	6
Stock-based compensation expense	—	—	2,448	—	—	2,448
Net loss	—	—	—	—	(18,229)	(18,229)
Unrealized loss on available for sale investments	—	—	—	(2)	—	(2)
Balance at September 30, 2022	45,624,860	$—	$483,916	$(1,025)	$(221,698)	$261,193

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	45,771,332	$—	$487,516	$(445)	$(241,043)	$246,028
Exercise of stock options	3,429	—	12	—	—	12
Stock-based compensation expense	—	—	2,932	—	—	2,932
Net loss	—	—	—	—	(19,128)	(19,128)
Unrealized gain on available for sale investments	—	—	—	329	—	329
Balance at March 31, 2023	45,774,761	$—	$490,460	$(116)	$(260,171)	$230,173
Exercise of stock options	24,417	—	105	—	—	105
Issuance of common stock, net of issuance costs	344,358	—	2,026	—	—	2,026
Stock-based compensation expense	—	—	3,153	—	—	3,153
Net loss	—	—	—	—	(17,436)	(17,436)
Unrealized loss on available for sale investments	—	—	—	(212)	—	(212)
Balance at June 30, 2023	46,143,536	$—	$495,744	$(328)	$(277,607)	$217,809
Exercise of stock options	209,012	—	51	—	—	51
Issuance of common stock, net of issuance costs	4,805,088	—	33,095	—	—	33,095
Stock-based compensation expense	—	—	3,324	—	—	3,324
Net loss	—	—	—	—	(16,640)	(16,640)
Unrealized loss on available for sale investments	—	—	—	(27)	—	(27)
Balance at September 30, 2023	51,157,636	$—	$532,214	$(355)	$(294,247)	$237,612

The accompanying notes are an integral part of these unaudited condensed financial statements.

PMV Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(53,204)	$(53,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,409	7,143
Depreciation	898	240
(Accretion) of premiums on marketable securities	(3,511)	(102)
Non-cash lease (income) expense	(283)	250
Other, net	—	(86)
Change in operating assets and liabilities:
Prepaid expenses and other assets	2,707	(2,196)
Operating lease right-of-use assets and liabilities	—	1,611
Accounts payable	(1,318)	867
Accrued expenses	1,730	(2,191)
Net cash used in operating activities	(43,572)	(48,436)
Cash flows from investing activities:
Purchases of property and equipment	(765)	(6,346)
Purchases of marketable securities	(187,147)	(194,512)
Maturities of marketable securities	139,955	176,267
Net cash used in investing activities	(47,957)	(24,591)
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	35,121	—
Proceeds from the exercise of stock options	168	410
Net cash provided by financing activities	35,289	410
Net (decrease) increase in cash, cash equivalents and restricted cash	(56,240)	(72,617)
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash - beginning of period	109,119	173,289
Cash, cash equivalents, and restricted cash - end of period	$52,879	$100,672
Supplemental disclosures of noncash investing activities
Accrued purchases of property and equipment	$—	$770

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

The Company has incurred net losses and negative cash flows from operations since its inception. During the three and nine months ended September 30, 2023, the Company incurred a net loss of $16,640 and $53,204, respectively. For the nine months ended September 30, 2023, the Company used $43,572 of cash for operations. At September 30, 2023, the Company had an accumulated deficit of $294,247. Cash, cash equivalents, and marketable securities were $238,102 as of September 30, 2023. Management expects to incur substantial additional operating losses for the next several years and may need to obtain additional debt or equity financings in order to complete development of its products, obtain regulatory approvals, launch and commercialize its products and continue research and development programs. The Company believes it has adequate cash, cash equivalents, and marketable securities to operate for the next 12 months from the date of issuance of these financial statements.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the interim period reporting requirements of Form 10-Q and Article 10 of Regulation S-X. The condensed balance sheet as of September 30, 2023, the condensed statements of operations and comprehensive loss and condensed statements of stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, and the condensed statements of cash flows for the nine months ended September 30, 2023 and 2022, are unaudited, but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for any interim period are not necessarily indicative of results for the year ending December 31, 2023, or for any other subsequent interim period. The condensed balance sheet as of December 31, 2022, has been derived from our audited financial statements.

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

The Company’s marketable debt securities have been classified and accounted for as available-for-sale. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term. The Company’s marketable debt securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive loss in stockholders’ equity. Premiums and discounts on marketable debt securities are amortized into earnings over the life of the security and recorded on the interest income, net line of the income statement. For the three months ended September 30, 2023 and 2022, the Company recorded $1,840 and $228 of accretion, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded $3,511 and $102 of accretion, respectively.

Restricted cash as of September 30, 2023 and December 31, 2022 included a $822 deposit at the Company’s commercial bank underlying a stand-by letter of credit issued in favor of a landlord (See Note 6) and is classified in current assets.

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

3. Fair Value Measurements

The Company’s financial assets consist of money market funds, U.S. government debt securities and corporate debt securities. The following tables show the Company’s cash equivalents and available-for-sale securities’ carrying amounts and fair values as of September 30, 2023, and December 31, 2022:

	As of September 30, 2023
	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Quoted priced in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Money market funds	$51,803	$—	$—	$51,803	$51,803	$—	$—
Corporate securities	76,176	—	(107)	76,069	2,931	73,138	—
Government securities	110,223	—	(247)	109,976	89,023	20,953	—
Total financial assets	$238,202	$—	$(354)	$237,848	$143,757	$94,091	$—

	As of December 31, 2022
	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Quoted Priced in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Money market funds	$106,861	$—	$—	$106,861	$106,861	$—	$—
Corporate securities	103,755	21	(185)	103,591	—	103,591	—
Government securities	31,942	—	(281)	31,661	20,981	10,680	—
Total financial assets	$242,558	$21	$(466)	$242,113	$127,842	$114,271	$—

Cash Equivalents — As of September 30, 2023, the Company had cash of $254 and cash equivalents of $ 51,803 in money market funds. As of December 31, 2022, the Company had cash of $1,436 and cash equivalents of $106,861, consisting of money market funds. Money market funds and certificates of deposit are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets, whereas corporate debt securities are classified within level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are observable for the asset or liability either directly or indirectly.

Marketable Securities — Marketable securities of $186,045 as of September 30, 2023, consisted of corporate debt securities of $76,069 and government debt securities of $109,976. There were $149,861 current marketable securities and $36,184 noncurrent marketable securities as of September 30, 2023. Marketable securities of $135,252 as of December 31, 2022, consisted of corporate debt securities of $103,591 and government debt securities of $31,661. There were $132,757 current marketable securities and $2,495 noncurrent marketable securities as of December 31, 2022.

As of September 30, 2023, and December 31, 2022, aggregated gross unrealized losses of available-for-sale investments were not material, and accordingly, no allowance for credit losses was recorded.

PMV Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

4. Property and Equipment, Net

	September 30, 2023	December 31, 2022
Machinery & equipment	2,886	$2,448
Computers	13	13
Furniture & fixtures	69	69
Leasehold improvements	10,765	409
Assets not placed in service	—	10,200
Total property and equipment	13,733	13,139
Less: Accumulated depreciation	(2,911)	(2,184)
Property and equipment, net	$10,822	$10,955

Depreciation expense for the three months ended September 30, 2023 and 2022 was $358 and $74, respectively. Depreciation expense for the nine months ended September 30, 2023 and 2022 was $898 and $240, respectively.

During the nine months ended September 30, 2023, the Company disposed of $171 of fully depreciated fixed assets in conjunction with the move to One Research Way in Princeton, New Jersey (see Note 6). No gain or loss was recorded on these disposals.

5. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2023	December 31, 2022
Accrued compensation	$3,770	$2,897
Accrued research and development costs	5,068	4,259
Accrued legal and professional services	200	152
Total	$9,038	$7,308

6. Commitments and Contingencies

Operating Leases

In June 2015, the Company executed a noncancelable operating lease for approximately 13,000 square feet of laboratory, research and development, and office space in Cranbury, New Jersey. This location operated as the Company's headquarters until March 2023.

In June 2017, the Company obtained an additional noncancelable operating lease for approximately 6,000 square feet of laboratory space in the same corporate center. As a result of the additional space, both leases were set to expire in June 2022. In January 2022, the Company signed a lease extension for both leases for up to one additional year through June 2023, with the option to terminate upon 120 days of written notice, with an increase in base rent as per the lease extension. The lease was terminated as of June 2023.

In August 2018, the Company executed two noncancelable operating leases. One lease for approximately 6,000 square feet for vivarium, laboratory and general office space in South Brunswick, New Jersey. The lease was set to expire in July 2022. In January 2022, the Company signed a lease extension for up to one additional year through July 2023, with the option to terminate upon 120 days of written notice, with an increase in base rent as per the lease extension. The second lease is for office space in Lexington, Massachusetts, that expired in August 2023.

In January 2021, the Company signed a lease for 50,581 square feet of office and laboratory space at One Research Way in Princeton, New Jersey. That lease term extends through 2032, has a five-year extension option, and replaced the Company’s two existing facilities as the Company’s headquarters in March 2023. Payment under this lease will total $19,889 through May 2032. The Company received a lease incentive of $4,046 from the lessor for a buildout of laboratory, vivarium, and office space, to be reimbursed to the Company in 2022 and 2023. Management estimated the timing and amounts of reimbursements and included them as a reduction of lease payments when initially measuring the lease liability and right-of-use asset upon

PMV Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

commencement. Since the inception date of the lease, $2,969 reimbursements were received. For the nine months ended September 30, 2023, no reimbursements were received.

The components of lease cost for the three and nine months ended September 30, 2023, and 2022, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost	$366	$578	$1,559	$1,619
Variable lease cost	161	247	792	643
Total lease cost	$527	$825	$2,351	$2,262

Amounts reported in the balance sheet for leases where the Company is the lessee as of September 30, 2023, and December 31, 2022, are as follows:

Operating Leases (in thousands, except lease term and discount rate data):	September 30, 2023	December 31, 2022
Right-of-use assets, operating leases	$8,545	$9,539

Operating lease liabilities, current	$-	$528
Operating lease liabilities, non-current	12,699	13,448
Total operating lease liabilities	$12,699	$13,976

Weighted-average remaining lease term (years)	8.67	9.08
Weighted-average discount rate	5.75%	5.75%

Other information related to leases for the nine months ended September 30, 2023 and 2022, respectively, as follows:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash paid (received) for amounts included in the measurement of lease liabilities	$1,842	$(242)
Leased assets obtained in exchange for new or modified operating lease liabilities	11	581

Future minimum lease payments, net of reimbursements, remaining as of September 30, 2023, under operating leases by fiscal year were as follows:

Fiscal year	(in thousands)
2023	$(636)
2024	1,814
2025	1,869
2026	1,925
2027	1,983
Thereafter	9,495
Total lease payments	$16,450
Less: Present Value Adjustment	(3,751)
Present value of lease payments	$12,699

Rent expense recorded during the three months ended September 30, 2023 and 2022 was $366 and $578, respectively. Rent expense recorded during the nine months ended September 30, 2023 and 2022 was $1,559 and $1,619, respectively.

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

PMV Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

7. Stockholders’ Equity

The Company is authorized to issue up to 1,000,000,000 shares of common stock with a par value of $0.00001 per share and 5,000,000 shares of preferred stock with a par value of $0.00001 per share. At September 30, 2023 and December 31, 2022, there were 51,157,636 and 45,771,332 shares of common stock issued and outstanding, respectively.

Common stockholders are entitled to receive dividends if and when declared by the board of directors subject to the rights of any preferred stockholders. As of September 30, 2023, no dividends on common stock had been declared by the Company.

ATM Program

On October 4, 2021, the Company entered into an at-the-market offering program (the “ATM Program”) pursuant to which, the Company may offer and sell shares of its common stock having aggregate gross sales proceeds of up to $150.0 million from time to time. During the three months ended September 30, 2023, the Company sold 4,805,088 shares of common stock under the ATM Program at a weighted average price of $7.05 per share, for total proceeds of $33.1 million, net of fees. During the nine months ended September 30, 2023, the Company sold 5,149,446 shares of common stock under the ATM Program at a weighted average price of $6.97 per share, for total proceeds of $35.1 million, net of fees. As of September 30, 2023, the Company has approximately $113.8 million remaining in gross proceeds available for future issuances of common stock under the ATM Program.

8. Stock Plan

2020 Equity Incentive Plan

The 2020 Equity Incentive Plan (the “2020 Plan”) was approved by the board of directors on September 24, 2020. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors, and consultants. The number of shares of common stock initially reserved for issuance under the 2020 Plan was 4,406,374, which shall be increased, upon approval by the board of directors, on January 1, 2021 and each January 1 thereafter, in an amount equal to the least of (i) 4,406,374 shares of common stock, (ii) five percent (5%) of the outstanding common stock on the immediately preceding December 31, or (iii) such number of common stock determined by the board of directors no later than the immediately preceding December 31. For 2023, the board's compensation committee, as the 2020 Plan administrator, exercised its discretion under clause (iii) to increase the number of shares of common stock reserved for issuance under the 2020 Plan by a lesser amount of 1,830,853 shares, effective as of January 1, 2023. As of September 30, 2023, there were 4,457,004 shares available for issuance under the 2020 Plan.

On September 9, 2022, the Company granted 374,899 Restricted Stock Units (“RSUs”) to employees pursuant to an employee retention program approved by the board's compensation committee. The RSUs have graded vesting on an annual basis for two years of continuous service, as per the 2020 Plan.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was approved by the board of directors on September 24, 2020. A total of 400,752 shares of common stock were initially reserved for issuance under this plan, which shall be increased, upon approval by the board of directors, on January 1, 2021 and each January 1 thereafter, to the lesser of (i) 801,504 shares of common stock, (ii) 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the board of directors or any of its committees no later than the last day of the immediately preceding fiscal year. For 2023, the 2020 ESPP reserved shares were increased under clause (iii) by 457,713 shares, effective as of January 1, 2023. As of September 30, 2023, 116,018 shares are issued or outstanding, and there were 685,446 shares available for issuance, under the 2020 ESPP.

PMV Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

Stock Options

The following table summarizes option activity for the nine-month period ended September 30, 2023:

		Options Outstanding
				Weighted-
			Weighted	Average	Aggregate
	Shares		Average	Remaining	Intrinsic
	Available	Number of	Exercise	Contractual Life	Value
	for Grant	Options	Price	(in years)	(in 000s)
Balances at December 31, 2022	4,618,292	5,278,771	$10.40	6.82	$17,244
Shares reserved for issuance	1,830,853	—	—
Options granted	(2,022,125)	2,022,125	$5.83
Options forfeited / cancelled	29,984	(29,984)	$15.22
Options exercised	—	(96,360)	$0.73
Balances at September 30, 2023	4,457,004	7,174,552	$9.22	7.14	$9,944
At September 30, 2023
Vested and expected to vest		7,174,552	$9.22	7.14	$9,944
Exercisable		4,055,276	$8.33	5.72	$8,898

At September 30, 2023, the total compensation cost related to nonvested awards not yet recognized was $23,991. The weighted-average period over which the nonvested awards is expected to be recognized was 2.6 years.

The Company estimated the fair value of the options using the Black-Scholes options valuation model. The fair value of the options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value was estimated using the following assumptions:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2023	2022
Risk-free interest rate	3.45% - 4.18%	1.48% - 3.42%
Expected life (in years)	5.50 - 6.44	5.50 - 6.44
Dividend yield	0%	0%
Expected volatility	75.2% - 77.7%	77.00%-81.00%

The weighted average assumptions used to estimate the fair value of stock purchase rights under the ESPP are as follows:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2023	2022
Risk-free interest rate	5.36%	1.57%
Expected life (in years)	0.49	0.49
Dividend yield	0%	0%
Expected volatility	76.50%	77.00%

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

PMV Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

Restricted Stock Units

The following table presents RSU activity under the 2020 Plan as of September 30, 2023:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2022	374,899	$13.60
Granted	—	—
Vested	(120,385)	$13.60
Forfeited	(10,450)	13.60
Unvested shares at September 30, 2023	244,064	$13.60

As of September 30, 2023, there was $2,343 of unrecognized compensation cost related to RSUs that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 0.9 years.

Stock-based compensation expense recorded under ASC 718 related to stock options and RSU's granted and common stock issued under the 2020 ESPP were allocated to research and development and general and administrative expense as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Research and development	$1,500	$836	$4,139	$2,293
General and administrative	1,824	1,612	5,270	4,850
Total stock-based compensation	$3,324	$2,448	$9,409	$7,143

Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Stock options	$2,644	$2,290	$7,414	$6,862
Restricted stock units	625	103	1,832	103
Employee stock purchase plan	55	55	163	178
Total stock-based compensation	$3,324	$2,448	$9,409	$7,143

9. Income Taxes

During the three and nine months ended September 30, 2023 and 2022, the Company recorded a full valuation allowance on federal and state net deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

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

	As of September 30,
	2023	2022
Options to purchase common stock	7,174,552	5,285,786
Unvested RSUs	244,064	374,899
Expected shares to be purchased under 2020 ESPP	74,100	49,362
Total	7,492,716	5,710,047

11. Related Parties

The Company has consulting agreements with two members of its board of directors; one of which waived his consulting fees starting as of September 2021. Total consulting fees paid during the three months ended September 30, 2023 and 2022 were $25.0 and $19.7, respectively. Total consulting fees paid during the nine months ended September 30, 2023 and 2022 were $66.7 and $78.0, respectively. There were no amounts owed under the consulting agreements as of September 30, 2023.

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

Since our formation in March 2013, we have devoted substantially all of our time and efforts to performing research and development activities and raising capital. We are not profitable and have incurred losses in each year since our inception. Our net losses were $73.3 million and $57.8 million for the years ended December 31, 2022 and 2021, respectively. During the three and nine months ended September 30, 2023, the Company incurred net losses of $16.6 million and $53.2 million, respectively. As of September 30, 2023, we had an accumulated deficit of $294.2 million. We do not currently have any product candidates approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We initiated a Phase 1/2 clinical trial in October 2020 for our lead product candidate, PC14586. In October 2020, we were granted FDA Fast Track Designation of PC14586 for the treatment of patients with locally advanced or metastatic solid tumors that have a p53 Y220C mutation. We dosed our first patient in this clinical trial in the fourth quarter of 2020. In July 2023, we concluded our End-of-Phase 1 FDA meeting with alignment on the recommended Phase 2 dose and key elements of the single arm, Phase 2 registrational portion of the PYNNACLE study. In October 2023, we presented our updated Phase 1 clinical data for PC14586 at the 2023 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics Meeting.

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

As we are at a very early stage of development, we do not allocate our costs by product candidate or development program, as a significant amount of research and development expenses include compensation costs, materials, supplies, depreciation on and maintenance of research equipment, and the cost of services provided by outside contractors, which are not tracked by product candidate or development program. In particular, with respect to internal costs, several of our departments support multiple product candidate research and development programs, and therefore the costs cannot be allocated to a particular product candidate or development program. Substantially all of our research and development costs are associated with our lead product candidate, PC14586. We initiated a Phase 1/2 clinical trial in October 2020 for our lead product candidate, PC14586. In October 2020, we were granted FDA Fast Track Designation of PC14586 for the treatment of patients with locally advanced or metastatic solid tumors that have a p53 Y220C mutation. We dosed our first patient in this clinical trial in the fourth quarter of 2020. In October 2023, we presented our updated Phase 1 clinical data for PC14586 at the 2023 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics Meeting.

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

Results of Operations

Comparison of the Three Months ended September 30, 2023 and 2022.

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,
Statement of operations data:	2023 (Unaudited)	2022 (Unaudited)	Change
Operating expenses:
Research and development	$13,586	$13,666	$(80)
General and administrative	6,042	5,709	333

Total operating expenses	19,628	19,375	253

Loss from operations	(19,628)	(19,375)	(253)
Other income (expense):
Interest income, net	2,984	1,124	1,860
Other income (expense), net	4	13	(9)

Total other income (expense)	2,988	1,137	1,851

Loss before provision (benefit) for income taxes	(16,640)	(18,238)	1,598
Provision (benefit) for income taxes	—	(9)	9

Net loss	$(16,640)	$(18,229)	$1,589

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Three Months Ended September 30,
Statement of operations data:	2023 (Unaudited)	2022 (Unaudited)	Change
Research	$1,920	$1,366	$554
Development	6,785	9,148	(2,363)
Personnel related	3,381	2,316	1,065
Stock-based compensation	1,500	836	664
Total	$13,586	$13,666	$(80)

Research and development expenses were $13.6 million for the three months ended September 30, 2023, compared to $13.7 million for the three months ended September 30, 2022. The decrease of $0.1 million, compared to the three months ended September 30, 2022, was primarily due to the following:

•
$2.3 million decrease in development expenses due to lower clinical and chemistry, manufacturing, and control (CMC) expenses as PC14586, our lead product candidate, was nearing completion of Phase 1; offset by
•
$1.7 million increase in expenses for personnel related costs and stock-based compensation primarily driven by increased headcount; and
•
$0.5 million increase in research expenses, largely driven by increased contractual research organization costs and lab facilities costs.

General and Administrative Expenses

General and administrative expenses were $6.0 million for the three months ended September 30, 2023, compared to $5.7 million for the three months ended September 30, 2022. The increase of $0.3 million, compared to the three months ended September 30, 2022, was primarily due to following:

•
$0.6 million increase in finance and legal expenses, offset by a $0.3 million decrease in director and officer insurance fees.

Interest Income, Net

Interest income, net primarily consists of interest income from our interest-bearing cash, cash equivalents and marketable securities and interest costs related to amortization of premiums and discounts on marketable securities. Interest income, net was $3.0 million for the three months ended September 30, 2023. The increase of $1.9 million compared to the three months ended September 30, 2022, is driven by increased interest rates from cash and investments in marketable securities and U.S treasuries during the three months ended September 30, 2023.

Comparison of the Nine Months ended September 30, 2023 and 2022.

The following table summarizes our results of operations (in thousands):

	Nine Months Ended September 30,
Statement of operations data:	2023 (Unaudited)	2022 (Unaudited)	Change
Operating expenses:
Research and development	$42,503	$36,963	$5,540
General and administrative	18,727	18,915	(188)

Total operating expenses	61,230	55,878	5,352

Loss from operations	(61,230)	(55,878)	(5,352)
Other income (expense):
Interest income, net	8,005	1,830	6,175
Other income (expense), net	24	67	(43)

Total other income	8,029	1,897	6,132

Loss before provision (benefit) for income taxes	(53,201)	(53,981)	780
Provision (benefit) for income taxes	3	(9)	12

Net loss	$(53,204)	$(53,972)	$768

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Nine Months Ended September 30,
Statement of operations data:	2023 (Unaudited)	2022 (Unaudited)	Change
Research	$5,366	$5,771	$(405)
Development	23,074	21,868	1,206
Personnel related	9,924	7,031	2,893
Stock-based compensation	4,139	2,293	1,846
Total	$42,503	$36,963	$5,540

Research and development expenses were $42.5 million for the nine months ended September 30, 2023, compared to $37.0 million for the nine months ended September 30, 2022. The increase of $5.5 million, compared to the nine months ended September 30, 2022, was primarily due to the following:

•
$1.2 million increase in development expenses associated with advancing our lead product candidate, PC14586, through the Phase 1/2 clinical trial; and
•
$4.7 million increase in expenses for personnel related costs and stock-based compensation, primarily driven by increased headcount; offset by
•
$0.4 million decrease in research expenses, largely driven by decreased contractual research organization costs.

General and Administrative Expenses

General and administrative expenses were $18.7 million for the nine months ended September 30, 2023, compared to $18.9 million for the nine months ended September 30, 2022. The decrease of $0.2 million, compared to the nine months ended September 30, 2022, was primarily due to following:

•
$0.7 million decrease in director and officer insurance fees and a $0.1 million decrease in facility related costs due to the expiration of three leases; offset by
•
$0.3 million increase in personnel costs driven by an increase in stock compensation and a $0.3 million increase in general and administrative consulting costs.

Interest Income, Net

Interest income, net primarily consists of interest income from our interest-bearing cash, cash equivalents and marketable securities and interest costs related to amortization of premiums and discounts on marketable securities. Interest income, net was $8.0 million for the nine months ended September 30, 2023. The increase of $6.2 million compared to the nine months ended September 30, 2022, is driven by increased interest rates from cash and investments in marketable securities and U.S treasuries during the nine months ended September 30, 2023.

Liquidity and Capital Resources

Our financial condition is summarized as follows:

	As of September 30,	As of December 31,
	2023	2022	Change
Financial assets:
Cash and cash equivalents	$52,057	$108,297	$(56,240)
Marketable securities - current	149,861	132,757	17,104
Marketable securities - noncurrent	36,184	2,495	33,689
Total financial assets	$238,102	$243,549	$(5,447)

Working capital:
Current assets	$205,296	$247,006	$(41,710)
Current liabilities	10,716	10,832	(116)
Total working capital	$194,580	$236,174	$(41,594)

Sources of Liquidity

Since our inception, we have not generated any revenue from any product sales or any other sources and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. As of September 30, 2023, we had cash, cash equivalents, and marketable securities of $238.1 million and an accumulated deficit of $294.2 million. In September 2020, we completed an IPO of 13,529,750 shares of our common stock, which includes the exercise in full by the underwriters of their option to purchase 1,764,750 additional shares of common stock, at a public offering price of $18.00 per share for aggregate gross proceeds of $243.5 million. We received $223.2 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us.

We have a shelf registration statement on Form S-3 on file with the SEC, which registers the offering, issuance, and sale of up to $200 million of various equity and debt securities and up to $150 million of common stock pursuant to our at-the-market equity offering program, dated October 4, 2021, or the ATM Program. During the nine months ended September 30, 2023, we sold 5,149,446 shares of common stock under the ATM Program at a weighted average price of $6.97 per share for $35.1 million in proceeds, net of fees. As of September 30, 2023, we have approximately $113.8 million remaining in gross proceeds available for future issuances of common stock under the ATM Program.

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

In January 2021, we signed a lease for 50,581 square feet of office and laboratory space at One Research Way in Princeton, New Jersey. That lease term extends through 2032, has a five-year extension option, and is replaced our two prior facilities. Amounts related to future lease payments as of September 30, 2023, totaled $17.5 million, with $0.7 million, net $1.1 million of cash reimbursements, to be paid within the next 12 months.

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

Due to our significant research and development expenditures, we have generated substantial operating losses in each period since inception. We have incurred an accumulated deficit of $294.2 million through September 30, 2023. We expect to incur substantial additional losses in the future as we expand our research and development activities. For the nine months ended September 30, 2023 and 2022, our cash operating expenditures were $43.6 million and $48.4 million, respectively. We expect to increase our investment in operations in the remainder of 2023 and 2024. Based on our research and development plans, we expect that our cash, cash equivalents and marketable securities as of September 30, 2023 will be sufficient to fund our operations at least through 2025.

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

Cash Flows

The following table summarizes our cash flows for the period indicated (in thousands):

	Nine Months Ended September 30,
	2023 (Unaudited)	2022 (Unaudited)
Cash used in operating activities	$(43,572)	$(48,436)
Cash used in investing activities	(47,957)	(24,591)
Cash provided by financing activities	35,289	410

Net (decrease) increase in cash and cash equivalents	$(56,240)	$(72,617)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023, was $43.6 million, which consisted primarily of net loss of $53.2 million partially offset by non-cash charges of $6.5 million. Changes in our net operating assets increased operating cash by $3.1 million. The non-cash charges primarily consisted of stock-based compensation of $9.4 million, accretion of premiums on marketable securities of $3.5 million, depreciation of $0.9 million, and non-cash lease income of $0.3 million. The change in our net operating assets and liabilities was primarily due to a decrease in prepaid expenses and other assets, a decrease in outstanding payables and an increase in accrued expenses.

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

Investing Activities

Our investing activities used $48.0 million of cash during the nine months ended September 30, 2023, which consisted primarily of purchases of marketable securities of $187.1 million, along with purchase of property and equipment of $0.8 million, partially offset by maturities of marketable securities of $140.0 million.

Our investing activities used $24.6 million of cash during the nine months ended September 30, 2022, which consisted primarily of purchases of marketable securities of $194.5 million, along with purchase of property and equipment of $6.4 million partially offset by maturities of marketable securities of $176.3 million.

Financing Activities

Our financing activities provided $35.3 million of cash during the nine months ended September 30, 2023. This consisted of $35.1 million of common stock issued under our ATM Program, net of issuance costs, and $0.2 million of proceeds from the exercise of stock options and issuance of common stock under the 2020 ESPP.

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

We believe that the accounting policies described below involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of our operations. During the nine-month period ended September 30, 2023, there were no material changes to our critical accounting policies from those described in our audited financial statements for the year ended December 31, 2022, included in our Annual Report on Form 10-K filed with the SEC on March 1, 2023, except as noted below.

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

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 of the notes to our unaudited condensed financial statements for the nine months ended September 30, 2023 included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks.

We had cash, cash equivalents, and marketable securities of $238.1 million and restricted cash of $0.8 million as of September 30, 2023. The Company’s cash equivalents consist of interest-bearing U.S. treasury securities, money market funds, and corporate debt securities. Our exposure due to changes in interest rates is not material due to the nature and amount of our money-market funds and short-term marketable securities.

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

We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

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

Item 1A. Risk Factors.

There have been no material changes to the Company’s risk factors as set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 1, 2023, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 1, 2023, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, as filed with the SEC on May 10, 2023, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, as filed with the SEC on August 9, 2023.

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

We have a shelf registration statement on Form S-3 (File No. 333-260012), which was declared effective by the SEC on April 28, 2022. The shelf registration statement consists of (i) a base prospectus pursuant to which we may offer and sell, from time to time, up to $200 million of shares of our common stock, shares of our preferred stock, various series of debt securities and warrants to purchase any of such securities in one or more registered offerings, and (ii) a prospectus supplement pursuant to which we may offer and sell, from time to time, up to $150 million of shares of common stock in "at-the-market" offerings. During the three months ended September 30, 2023, we sold 4,805,088 shares of common stock under the ATM Program at a weighted average price of $7.05 per share, for total proceeds of $33.1 million, net of fees. During the nine months ended September 30, 2023, we sold 5,149,446 shares of common stock under the ATM Program at a weighted average price of $6.97 per share, for total proceeds of $35.1 million, net of fees. As of September 30, 2023, we have approximately $113.8 million remaining in gross proceeds available for future issuances of common stock under the ATM Program. There has been no material change in the planned use of proceeds as described in the shelf registration statement. None of the offering expenses were paid or payable, directly, or indirectly, to our directors, officers, or persons owning 10% or more of any class of equity securities or to our affiliates.

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

PMV Pharmaceuticals, Inc.

Date: November 9, 2023	By:	/s/ David H. Mack
David H. Mack, Ph.D.
President, Chief Executive Officer, and Director
(Principal Executive Officer)

PMV Pharmaceuticals, Inc.

Date: November 9, 2023	By:	/s/ Winston Kung
Winston Kung
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)