Form 10-K
period 2023-12-31
PMV Pharmaceuticals, Inc.
filed 2024-02-29
CIK 1699382

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

!

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39539

PMV PHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	46-3218129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Research Way Princeton, NJ	08540
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (609) 642-6670

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.00001	PMVP	The Nasdaq Global Select Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2023 (the last business day of the Registrant’s most recently completed second fiscal quarter), was $209,239,411. Shares of the Registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded because such persons may be deemed affiliates. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

The number of shares of Registrant’s common stock outstanding as of February 28, 2024 was 51,443,488.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

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

ii

•
existing regulations and regulatory developments in the United States and other jurisdictions;
•
our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available;
•
our plans to rely on third parties to conduct and support preclinical and clinical development;
•
our ability to retain the continued service of our key personnel and to identify, hire and then retain additional qualified personnel;
•
our estimates, assumptions, projections and expectations regarding future cost savings and expenses associated with the announced restructuring plan and reduction in force; and
•
our expectations regarding the impact of the macroeconomic and geopolitical environment, including inflation, rising interest rates, increased volatility in the debt and equity markets, instability in the global banking system, global pandemics and other public health emergencies, and geopolitical conflicts, and their potentially material adverse impact on our business and the execution of our clinical trials.

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

iii

PART I

Item 1. Business.

We are a precision oncology company pioneering the discovery and development of small molecule, tumor-agnostic therapies targeting p53. p53 is a well-defined tumor suppressor protein known as the “guardian of the genome,” and normal, or wild-type, p53 has the ability to eliminate cancer cells. However, mutant p53 proteins can be misfolded and lose their wild-type tumor suppressing function. These p53 mutations are found in approximately half of all cancers. The field of p53 biology was established by our co-founder Dr. Arnold Levine when he discovered the p53 protein in 1979. We have leveraged more than four decades of research experience and developed unique insights into p53 to create a precision oncology platform designed to generate selective, small molecule, tumor-agnostic therapies that structurally correct specific mutant p53 proteins to restore their wild-type function. We are deploying our precision oncology platform to target p53 mutations and other p53-related cancers.

Our lead product candidate, PC14586 (rezatapopt), is an orally available small molecule designed to potently and selectively correct p53 misfolding caused by a specific p53 mutation, Y220C, while sparing wild-type p53. The p53 Y220C mutation is associated with approximately 1.0% of all cancers, including breast, non-small cell lung cancer, or NSCLC, colorectal, pancreatic and ovarian cancers. PC14586 is designed to restore the wild-type conformation by occupying the pocket created by the tyrosine to cysteine mutation in amino acid position 220. We are pursuing a tumor-agnostic development strategy and initiated a Phase 1/2 clinical trial, PYNNACLE, in October 2020. Our strategy is to seek approval under an accelerated pathway, and we believe our PYNNACLE clinical trial has the potential to serve as a pivotal study. In October 2020, we were granted U.S. Food and Drug Administration, or FDA, Fast Track designation of PC14586 for the treatment of patients with locally advanced or metastatic solid tumors that have a p53 Y220C mutation. In July 2023, we met with the FDA at an End of Phase 1 meeting where alignment was obtained on our pivotal Phase 2 study design. In October 2023, we presented our updated Phase 1 clinical data at the 2023 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics Meeting and we continue to enroll patients in this trial. The pivotal Phase 2 monotherapy portion of our PYNNACLE trial is planned to be initiated in the first quarter of 2024. In addition, in December 2022, we opened a separate Phase 1b arm within the existing Phase 1/2 PYNNACLE trial combining PC14586 with KEYTRUDA® (pembrolizumab) in collaboration with Merck and Co.

A better understanding of mutations that drive cancers have facilitated the development of precise, gene- and protein-specific drugs known as targeted therapies. Targeted therapies have the potential to transform treatment of some cancers by providing robust clinical benefit to patients. In many cases, clinical responses can be dramatic enough to support expedited regulatory approval of these therapies. Further, recent advancements in next-generation-sequencing, or genomic NGS, have accelerated the development of targeted therapies. A recent study found that 75% of oncologists in the United States employ genetic sequencing. We believe p53 mutations are particularly well-suited for the evolving precision oncology paradigm, as a single mutation can cause p53 malfunction, and p53 is one of the genes commonly sequenced in NGS panels. We believe that our precision oncology platform offers a substantial opportunity to expand the number of patients who will benefit from targeted therapies.

PC14586 and Pipeline

We are leveraging our precision oncology platform to develop a pipeline of orally available, potent and highly selective small molecule product candidates that target p53 mutations or other p53-related cancers.

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

Our lead product candidate, PC14586 (rezatapopt), is designed to be an orally available small molecule that structurally corrects the mutant p53 protein with the Y220C mutation. The p53 Y220C mutation results from tyrosine being substituted by a cysteine at amino acid position 220 and is associated with approximately 1.0% of all cancers, including breast, NSCLC, colorectal, pancreatic and ovarian cancers. There are currently no products approved by the FDA, and we are not aware of any other products in clinical development, that selectively target the p53 Y220C mutation.

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

We initiated a Phase 1/2 clinical trial for PC14586 in October 2020. In addition, we were granted FDA Fast Track designation of PC14586 for the treatment of patients with locally advanced or metastatic solid tumors that have a p53 Y220C mutation in October 2020. We dosed our first patient in this clinical trial in the fourth quarter of 2020. The Phase 1 portion of the trial was designed to evaluate escalating doses of PC14586 to determine the maximum tolerated dose, or MTD, and recommended Phase 2 dose of PC14586 when administered orally to patients. Safety, tolerability and effects on biomarkers such as macrophage inhibitory cytokine-1, or MIC-1, was also assessed. The Phase 1 portion was also designed to assess preliminary anti-tumor efficacy in patients with advanced solid tumors that have the p53 Y220C mutation. In June 2022, we presented initial Phase 1 data from our Phase 1/2 clinical trial at the 2022 American Society of Clinical Oncology (ASCO) Annual Meeting: PC14586 was generally well-tolerated and the MTD was determined to be 1500mg twice daily (BID).

In July 2023, we conducted our End of Phase 1 meeting with the FDA where the recommended Phase 2 dose of 2000 mg once daily (QD) and our proposed Phase 2 study design were discussed. Alignment with the FDA was obtained on the recommended Phase 2 dose as well as key elements of the Phase 2 registrational portion of the PYNNACLE trial. The Phase 2 portion of the study will be initiated based on this alignment with the FDA.

In October 2023, we presented updated Phase 1 data, as of a September 5, 2023 data cutoff date, at the 2023 American Association for Cancer Research (AACR), the National Cancer Institute (NCI), and the European Organisation for Research and Treatment of Cancer (EORTC) International Conference on Molecular Targets and Cancer Therapeutics. PC14586 was generally well tolerated. A total of 67 patients with the p53 Y220C mutation were enrolled, including 51 patients with measurable disease who were treated in the efficacious dose range, which was defined as a dose from 1150mg QD to 1500mg BID.

Within the patients with measurable disease, we evaluated 38 patients that were also KRAS wild type. In these 38 patients, within the efficacious dose range, confirmed partial responses were observed per investigator assessment (RECIST v1.1) in 13 patients (34%) across multiple tumor types including breast, endometrial, ovarian and small cell lung. We also evaluated patients at the recommended Phase 2 dose of 2000 mg QD. Among the 16 patients treated at the recommended Phase 2 dose, confirmed partial responses were observed per investigator assessment (RECIST v1.1) in 6 patients (38%) across multiple tumor types, including those noted above.

Our Strategy

Our vision is to become a leading precision oncology company by designing, developing and commercializing novel precision medicines for every patient with a p53-driven tumor. We believe we are well positioned to leverage our deep experience in p53 biology, precision oncology platform and foundational knowledge acquired through our lead program to bring these therapies to patients. The critical components of our strategy include:

•
Advancing our lead product candidate, PC14586 (rezatapopt), as a tumor-agnostic, oral small molecule therapy for cancer patients. We have designed PC14586 to be an orally available, tumor-agnostic therapeutic and, if approved, we believe it could become the first agent to address the p53 Y220C mutation-defined patient population. In October 2020, we initiated a Phase 1/2 clinical trial for PC14586 in multiple solid tumors with the p53 Y220C mutation. We are conducting our clinical trials in this genetically-defined patient population and leverage learnings from recently approved tumor-agnostic drugs to inform the clinical and regulatory pathways for PC14586. In December 2022, we opened a separate Phase 1b arm within the existing Phase 1/2 clinical trial, to evaluate the combination of PC14586 with Merck’s KEYTRUDA (pembrolizumab), in patients with advanced solid tumors harboring a p53 Y220C mutation. In October 2023, we presented our Phase 1 clinical data for PC14586 and observed partial responses across multiple tumor types.
•
Leveraging the advantages of precision medicine and our expertise in p53 biology to pursue accelerated approval of our product candidates. For our lead product candidate, PC14586, we are actively working with physicians and leading clinical trial institutions to enroll patients with the p53 Y220C mutation identified via NGS in our Phase 1/2 clinical trial. In order to rapidly confirm mechanistic and clinical proof of concept, we utilize assays to measure target engagement and biomarkers, as well as assess clinical responses in patients. We expect this strategy, which we also plan to replicate for our other future product candidates, will enable a rapid determination of target engagement and has the potential to serve as a predictive marker of efficacy, thereby providing clear decision points for clinical development and efficient advancement of our product candidates towards approval. If we obtain early and encouraging clinical results, we may seek breakthrough therapy designation from the FDA, which, if granted, is intended to expedite clinical development and regulatory review. We intend to maximize the benefit of our product candidates by pursuing a tumor-agnostic approach.
•
Identifying and exploring combination therapy approaches for our product candidates. Though PC14586 has demonstrated clear and robust tumor regression as a single agent in preclinical animal models and clinical proof of concept, we believe that the mechanism of correcting the structure of mutant

p53 can be complementary to other oncology therapies. Leveraging our expertise in p53 biology, chemistry and cancer pharmacology, we plan to identify and explore combination strategies with multiple cancer therapies. For example, chemotherapy and radiation therapy, approaches that result in deoxyribonucleic acid, or DNA, damage and upregulate p53 are natural candidates for combining with our product candidates. In addition, we believe that p53 plays a role in influencing the tumor microenvironment. Therefore, immune checkpoint inhibitors, such as anti-PD-1 and anti-CTLA-4 agents, could also be considered as potential combination agents for use with our product candidates. We believe that our unique expertise will enable us to prioritize therapeutic strategies and optimize outcomes for clinical studies.
•
Harnessing the power of our precision oncology platform to discover and develop additional differentiated product candidates. Using our extensive in-house expertise, deep understanding of chemistry and decades of experience researching the p53 protein, we believe that we will be able to leverage and apply foundational knowledge from the advancement of PC14586 to the discovery and development of additional product candidates.

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

Recent advances in genomic sequencing and a better understanding of the genomic alterations that drive tumor development and growth have facilitated precise, gene and protein-specific drug development, known as targeted therapies. Targeted therapies have the potential to transform treatment of some cancers by providing robust clinical benefit to patients. In notable cases, the clinical outcomes have been dramatic enough to support expedited regulatory approval of these therapies. For example, Retevmo in RET-altered NSCLC and thyroid cancers (Lilly/Loxo); Ayvakit, in platelet-derived growth factor receptor alpha exon 18 mutated advanced gastrointestinal stromal tumor, or GIST (Blueprint); Rozlytrek, in solid tumors with a neurotrophic tropomyosin receptor kinase, or NTRK, gene fusion (Roche); Vitrakvi, in solid tumors with an NTRK gene fusion (Loxo/Bayer); Zykadia, in anaplastic lymphoma kinase-positive, or ALK+, advanced NSCLC (Novartis); Zelboraf, in advanced melanoma with a BRAF V600E mutation (Roche Genentech); Xalkori, in ALK+ advanced NSCLC (Pfizer); Tagrisso, in epidermal growth factor receptor mutation-positive, or EGFR+, advanced NSCLC (AstraZeneca); Qinlock, in GIST (Deciphera), and Krazati and Lumakras in KRAS G12C mutated NSCLC (Mirati and Amgen) all received approvals within five years of first dosing in humans. This time period is significantly reduced compared to conventional drug development timelines. Despite this progress, a recent analysis found that only 16% of patients with metastatic cancer have tumors with genetic profiles eligible for treatment with an approved targeted agent, which leaves a large opportunity for precision oncology.

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

The widespread recognition that cancer is a genetic disease, as much as it is a disease defined by histology or anatomical location, has driven the increased use of genetic sequencing, which is now employed by approximately 75% of oncologists in the United States. As DNA sequencing technology advances, the availability of well-defined genomic sequencing tests increases. With the increasing number of approved targeted therapies, we believe that physicians will seek a better understanding of the underlying genetic and protein abnormalities associated with a specific type of cancer in order to determine the optimal course of treatment. Advances in genomic sequencing are leading to transformations in the discovery and development of new targeted oncology drugs.

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

Our Product Candidate and Development Programs

We are leveraging our precision oncology platform to develop a pipeline of oral small molecule product candidates. We own worldwide commercial rights to all of our programs. An overview of our development pipeline is shown in the table below.

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

We expect to initially seek approval of our product candidates in most instances, including with PC14586 (rezatapopt), at least as a second line therapy or for patients with no satisfactory alternative treatments or where the cancer has progressed following other treatment. Subsequently, depending on the nature of the clinical data and experience with any approved products or product candidates, if any, we may pursue approval as an earlier line therapy and potentially as a first line therapy. Cancer therapies are sometimes characterized as first line, second line or third line, and the FDA customarily approves new therapies for a second line or later lines of use. When cancer is detected early enough, first line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first line therapies, usually chemotherapy, antibody drugs, tumor-targeted small molecules, hormone therapy, radiation therapy, surgery or a combination of these, proves unsuccessful, second line therapies may be administered. Second line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor-targeted small molecules, or a combination of these. Third line therapies can include chemotherapy, antibody drugs and small molecule tumor-targeted therapies, more invasive forms of surgery and new technologies.

PC14586 (rezatapopt): A Selective Structural Corrector of p53 Y220C Mutations

p53 is the most widely mutated gene in human cancers. The vast majority of these mutations occur as a result of missense mutations that are found in the DNA binding domain. p53 Y220C mutations are found in approximately 1.0% of all cancers. This particular mutation is expressed in a large variety of solid tumors, including breast, NSCLC, colorectal, pancreatic and ovarian cancers. Our lead product candidate, PC14586 (rezatapopt), is designed to be an orally available small molecule that structurally corrects a p53 protein containing the Y220C mutation and restores wild-type p53 function.

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

Clinical Development Plan of PC14586 (rezatapopt)

We initiated a Phase 1/2 clinical trial, PYNNACLE, for PC14586 in October 2020. In addition, we were granted FDA Fast Track designation of PC14586 for the treatment of patients with locally advanced or metastatic solid tumors with a p53 Y220C mutation in October 2020. We dosed our first patient in this clinical trial in the fourth quarter of 2020.

In October 2023, we provided an update on the Phase 1 portion of the Phase 1/2 trial at the 2023 American Association for Cancer Research (AACR), the National Cancer Institute (NCI), and the European Organisation for Research and Treatment of Cancer (EORTC) International Conference on Molecular Targets and Cancer Therapeutics Annual Meeting. The updated Phase 1 data, as of a September 5, 2023 data cutoff date, included enrollment of 67 patients with the p53 Y220C mutation, 51 of whom had measurable disease of which 38 were also KRAS wild type. Patients in the study had a median age of 63 (range of 32-84 years of age) with a range of tumor types and were heavily pretreated with a median of three prior lines of therapy. Of these patients, 38 patients with measurable disease and were KRAS wild type, were treated in the efficacious dose range, which was defined as a dose from 1150mg QD to 1500mg BID. In the efficacious dose range, confirmed partial responses were observed per investigator assessment (RECIST v1.1) in 13 patients (34%) across multiple different tumor types including breast, endometrial, ovarian and small cell lung. Best response of stable disease (SD) or confirmed partial response was observed in 33 of the 38 patients (87%) in the efficacious dose range. We also evaluated patients at the recommended Phase 2 dose of 2000 mg QD. Among the 16 patients treated at the recommended Phase 2 dose level, confirmed partial responses were observed per investigator assessment (RECIST v1.1) in 6 patients (38%) across multiple tumor types, including those noted above. Best response of stable disease (SD) or confirmed partial response was observed in 14 of the 16 patients (88%).

PC14586 was observed to be generally well-tolerated (across 67 patients treated with PC14586 monotherapy as of September 5, 2023). The majority of adverse events were mild or moderate (Grade 1 or 2) in severity with the most frequent adverse events being nausea, vomiting, aspartate transaminase (AST)/alanine transaminase (ALT) increase, anemia, blood creatinine increase and fatigue.

PC14586 in a Clinical Collaboration with Merck

As a result of the preclinical combination data with PC14586 (rezatapopt) and an anti-PD1 antibody, we are evaluating this combination in patients. In July 2022, we announced a clinical collaboration agreement with Merck to evaluate the combination of PC14586 and Merck’s anti-PD1 antibody, KEYTRUDA (pembrolizumab), in patients with advanced solid tumors in patients with a p53 Y220C mutation. This study is being conducted as a separate Phase 1b arm of our ongoing Phase 1/2 PYNNACLE trial in patients with advanced solid tumors. Approximately 36 patients are expected to be enrolled in the combination arm of the trial. This combination arm will assess the safety, tolerability, pharmacokinetics, pharmacodynamics, and preliminary efficacy of PC14586 in combination with KEYTRUDA in patients with advanced solid tumors harboring a p53 Y220C mutation. Under the terms of the agreement, we will sponsor the trial and Merck will supply KEYTRUDA. In December 2022, we initiated enrollment in the PC14586 + pembrolizumab arm of the PYNNACLE study.

Other Pipeline Programs

In addition to our PC14586 program, we are focused on developing a pipeline of product candidates targeting other p53 mutations or p53-related targets. These programs have been developed using our precision oncology platform and expertise.

We are able to utilize the same general principles and similar drug discovery methods developed from our PC14586 (p53 Y220C) program to facilitate the development of additional new product candidates. We study the structural and functional properties of the target. We use assays, screens, preclinical model systems and biomarkers to assess and optimize selective small molecules. By leveraging our team’s depth of expertise around p53, we are positioned to accelerate our efforts to expand the pipeline of therapies that target p53 or other p53-related cancers.

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

We are a precision oncology company pioneering the discovery and development of small molecule therapies targeting p53 mutations and other p53-related cancers. We are aware of other product candidates that are in clinical development as potential treatments of various cancers through the modulation of p53. There are many product candidates that may affect the p53 pathway, such as through MDM2 inhibition. We are aware of molecules in development that also are being explored for p53 upregulation/activation in various stages of preclinical or clinical development being tested by Jacobio Pharmaceuticals, among others. We are also aware of selective small molecule inhibitors that are designed to target wild-type p53 containing tumors through the p53-MDM2 interaction, which are in various stages of clinical development being tested by Aileron Therapeutics, Ascentage Pharma, Boehringer Ingelheim, Daiichi Sankyo (out-licensed worldwide rights to Rain Therapeutics), Kartos Therapeutics, Kymera Therapeutics, Otsuka Pharmaceutical, Novartis and Roche, including testing MDM2 inhibitors in combination with a variety of other anti-cancer agents.

We face competition with respect to our current product candidates and will face competition with respect to future product candidates, from segments of the pharmaceutical, biotechnology and other related markets that pursue targeted therapies for patients with genetically-defined cancers. If PC14586 (rezatapopt) or our future product candidates do not offer sustainable advantages over competing products, we may otherwise not be able to successfully compete against current and future competitors.

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

We generally file a provisional patent application with the U.S. Patent and Trademark Office, or USPTO, first and then subsequently file a corresponding non-provisional patent application. This process enables us to establish an earlier effective filing date in the subsequently filed non-provisional patent application. To benefit from the earlier effective filing date, we must file a corresponding non-provisional patent application, such as a utility application in the United States or an international application under the Patent Cooperation Treaty, or PCT, within 12 months of the date of the provisional patent application filing. Based on a PCT filing, we may file national and regional patent applications in the United States or foreign jurisdictions, such as the European Union, China, Japan and possibly others. To date, we have not filed for patent protection in all national and regional jurisdictions where such protection may be available, and we may decide to abandon national and regional patent applications before a patent is granted. In addition, the patent grant proceeding for each national or regional patent application that we file is an independent proceeding. As a result, it is possible for a patent application to be granted in one jurisdiction and denied in another jurisdiction, and depending on the jurisdiction, the scope of patent protection may vary. As of January 31, 2024, we owned six issued US patents and seven granted foreign patents relating to methods of use and composition of matter of PMV compounds, including PC14586, at least 15 pending US patent applications, and at least 30 pending foreign patent applications, each of which relates to methods of use and composition of matter of PMV compounds. The six issued US patents are expected to expire between 2037 and 2041, without taking into account any possible patent term adjustment or extensions.

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

In addition, a product may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires pre-approval of promotional materials as a condition for accelerated approval, which could adversely impact the timing of the commercial launch of the product. The Food and Drug Omnibus Reform Act made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements.

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

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, effective April 1, 2013, which will remain in effect through 2032, unless additional Congressional action is taken.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. Specifically, there have been several recent U.S. Presidential executive orders, Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the American Rescue Plan Act of 2021 eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of approved products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges and future government reform measures on us and the pharmaceutical industry as a whole is unclear.

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

FDA Approval and Regulation of Companion Diagnostics

We expect that our product candidates may require use of a diagnostic to identify appropriate patient populations for our products. These diagnostics, often referred to as companion diagnostics, are medical devices, often in vitro devices, which provide information that is essential for the safe and effective use of a corresponding drug. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import and post-market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance (or decision to grant a De Novo classification request if there is no predicate device), and premarket approval, or PMA approval. In January 2024, FDA announced its plans to reclassify certain high-risk of in vitro diagnostics s, including companion diagnostics, as Class II devices. As such, to the extent we or our collaborators develop a companion diagnostic, it may be regulated as a Class II or Class III medical device, depending on its intended use and technical characteristics, among other factors.

510(k) clearance process

To obtain 510(k) clearance, a pre-market notification is submitted to the FDA demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet required the submission of a PMA application. The FDA’s 510(k) clearance process may take three to 12 months from the date the application is submitted and filed with the FDA, but may take longer if FDA requests additional information, among other reasons. In some cases, the FDA may require clinical data to support substantial equivalence. In reviewing a pre-market notification submission, the FDA may request additional information, which may significantly prolong the review process. Notwithstanding compliance with all these requirements, clearance is never assured.

After a device receives 510(k) clearance, any subsequent modification of the device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or require a PMA. In addition, the FDA may make substantial changes to industry requirements, including which devices are eligible for 510(k) clearance, which may significantly affect the process.

De novo classification process

If a new medical device does not qualify for the 510(k) pre-market notification process because no predicate device to which it is substantially equivalent can be identified, the device is automatically classified into Class III. The Food and Drug Administration Modernization Act of 1997 established a different route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification process. This process allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. The FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk and requires PMA or that general controls would be inadequate to control the risks and special controls cannot be developed.

Obtaining FDA marketing authorization, de novo down-classification, or approval for medical devices is expensive and uncertain, and may take several years, and generally requires significant scientific and clinical data.

PMA process

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

Employees and Human Capital Resources

As of February 29, 2024, we had 63 full-time employees, including 24 employees with Ph.D., M.D. or Pharm.D. degrees. Of these full-time employees, 50 employees are engaged in research and development activities.

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

Environmental, Social and Governance (ESG) Initiatives

As a clinical-stage precision oncology company, we are rooted in our mission to fundamentally disrupt the course of cancer for patients with p53 gene mutations and other p53-related cancers. We believe integrating responsible environmental, social, and governance principles into our corporate strategy will drive sustainable value creation for our shareholders, employees, patients, and caregivers over the long term. We have formed an internal ESG Working Group with cross-functional senior leadership that meets periodically, with oversight by the nominating and corporate governance committee of our board of directors. Our ESG Work Group oversees our sustainability efforts, and we have documented our initiatives in our inaugural 2022 ESG Highlights Report, which is available on our website at ir.pmvpharma.com. The content provided in our 2022 ESG Highlights Report or accessible through our website is not incorporated by reference as part of this Annual Report on Form 10-K.

Corporate Information

We were incorporated in Delaware in March 2013 under the name “PJ Pharmaceuticals, Inc.” In July 2013, we changed our name to “PMV Pharmaceuticals, Inc.” Our principal executive offices are located at 1 Research Way, Princeton, New Jersey 08540. Our telephone number is (609) 642-6670. Our website address is www.pmvpharma.com. Information contained on, or that can be accessible through, our website is not a part of this Annual Report on Form 10-K and the inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference only.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC, before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could materially adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

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
•
while we continue to expand our development efforts, we are substantially dependent on our lead product candidate, PC14586 (rezatapopt). If we are unable to advance, obtain regulatory approval for and commercialize PC14586, our business, financial condition and results of operations will be materially adversely affected;
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

We are a clinical stage biotechnology company with a limited operating history. We commenced operations in March 2013, and our operations to date have been primarily limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and, more recently, clinical studies, and establishing arrangements with third parties for the manufacture of initial quantities of product candidates. Our lead product candidate, PC14586, received authorization to proceed under an investigational new drug application, or IND, with the FDA in September 2020 and then received Fast Track designation in October 2020. In the fourth quarter of 2020, we initiated patient dosing in our Phase 1/2 clinical trial of PC14586. We announced preliminary results from the Phase 1/2 clinical trial of PC14586 in June 2022, and entered into a clinical trial collaboration with Merck to evaluate PC14586 in combination with Merck’s anti-PD-1 therapy, KEYTRUDA, in patients with advanced solid tumors harboring a p53 Y220C mutation. In October 2023, we announced updated Phase 1 results from the Phase 1/2 clinical trial of PC14586. We have not demonstrated an ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are still in the process of developing our product candidates. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We have financed our operations primarily through private placements of our preferred stock, our initial public offering and our at-the-market equity offering program.

We have incurred significant net losses in each period since we commenced operations in March 2013. Our net losses were $69.0 million and $73.3 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $310.0 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Additionally, the net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indicator of our future performance.

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

Our ability to become profitable depends upon our ability to generate revenue. We have not received marketing approval for any product candidate, and we have not generated any revenue from any product sales. We do not expect to generate revenue unless or until we successfully complete preclinical and clinical development and obtain regulatory approval of, and then successfully commercialize, at least one product candidate. We announced preliminary results for our Phase 1/2 clinical trial of our lead product candidate, PC14586 (rezatapopt), in June 2022, and announced updated Phase 1 results in October 2023. We are continuing to transition from a company with a research focus to a company capable of supporting clinical development and commercial activities. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. In addition, all of our other product candidates are still in preclinical development and have not been evaluated in humans. We face significant translational risk as our product candidates advance to the clinical stage, and promising results in preclinical studies may not be replicated in clinical trials. All of our current and future product candidates will require preclinical and clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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

As of December 31, 2023, we had $228.6 million in cash, cash equivalents, and marketable securities. Although we believe that our available cash and cash equivalents will be sufficient to fund our planned operations at least to the second half of 2026, this belief is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. This belief also does not reflect the possibility that we may not be able to access a portion of our existing cash and cash equivalents due to market conditions. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the United States, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis.

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
•
the timing, receipt and amount of sales of any future approved products; and
•
the impact of a global pandemic or other public health emergencies on our operations, which may exacerbate the magnitude of the factors discussed above.

We do not have any committed external source of funds and adequate additional financing may not be available to us on acceptable terms, or at all. In addition, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, inflation expectations, rising interest rates and the disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from a global pandemic or other public health emergencies, geopolitical tensions (such as the Ukraine-Russia war, the ongoing conflict between Israel and Hamas and trade restrictions between the U.S. and China) among other global conditions affecting financial markets. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts.

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

We are substantially dependent on our lead product candidate, PC14586. If we are unable to advance PC14586 or any of our future product candidates through clinical development, obtain regulatory approval and ultimately commercialize PC14586 or any of our future product candidates, or experience significant delays in doing so, our business, financial condition and results of operations will be materially adversely affected.

We allocate the majority of our efforts and financial resources to the development of our lead product candidate, PC14586. Our future success is dependent on our ability to timely and successfully complete clinical trials, obtain marketing approval for and successfully commercialize PC14586. All of our other product candidates are still in preclinical development and have never been tested in human subjects. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of PC14586 and one or more of our future product candidates. In addition, our product development programs contemplate the development with third party collaborators of companion diagnostics, which are assays or tests used to identify an appropriate patient population for our product candidates. Companion diagnostics are subject to regulation as medical devices (or in vitro diagnostic devices) and must themselves be approved for marketing by the FDA and comparable foreign regulatory agencies before we may commercialize such companion diagnostics with our product candidates. The success of our product candidates will depend on several factors, including the following:

•
timely and successful completion of our ongoing clinical trials;
•
our ability to continue our business operations and product candidate research and development, and adapt to any changes in the regulatory approval process, manufacturing supply or clinical trial requirements and timing stemming from a global pandemic or other public health emergencies;
•
receipt of authorization to proceed under INDs for our planned clinical trials or future clinical trials;
•
FDA acceptance of our tumor-agnostic development strategy;
•
the initiation and successful patient enrollment in and completion of additional preclinical and clinical trials of our product candidates on a timely basis;
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

The results of preclinical testing and earlier clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA or other comparable foreign regulatory authorities. Successful preclinical studies and clinical trials cannot provide assurance of successful commercialization.

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

Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities outside the United States as medical devices (or in vitro diagnostic devices) and require separate regulatory approval or clearance prior to commercialization. Moreover, the FDA generally requires the contemporaneous approval of companion diagnostics and the associated therapeutic.

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

Global pandemics or other public health concerns and/or emergencies in the United States and the rest of the world that disrupt normal operations could materially adversely impact our business, results of operations and financial condition, including our preclinical studies and clinical trials.

We may experience disruptions that could severely impact our business and clinical trials due to global pandemics, public health concerns or other public emergencies, including:

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

The ultimate impact of a global pandemic or other public health emergency on our business operations is difficult to forecast and highly uncertain, and there can be no assurance that we will be able to avoid a material impact on our business from such global pandemic or other public health emergency or their consequences, including disruption to our business and downturns in business sentiment generally or in our industry. To the extent a global pandemic or other public health emergency adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the risks described in this “Risk factors” section.

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

Enrollment of patients in our clinical trials may be delayed or limited if our clinical trial sites limit their onsite staff or temporarily close in the event of a global pandemic or other public health emergencies. In addition, patients may not be able to visit clinical trial sites for dosing or data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during the pandemic. Further, the drop-out rates in our clinical trials may be effected, which could complicate the clinical trial data, procedures and analysis. These factors could delay the anticipated readouts from our PC14586 clinical trials and our regulatory submissions, and increase the costs associated of the clinical trials.

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
•
delays in or temporary suspension of the enrollment of patients in our clinical trials due to a global pandemic or other public health emergencies;
•
ability to obtain and maintain patient consents;
•
patient referral practices of physicians;
•
the ability to monitor patients adequately during and after treatment;
•
proximity and availability of clinical trial sites for prospective patients; and
•
the risk that patients enrolled in clinical trials will drop out of the trials before completion, including as a result of other health conditions, or, because they may be late-stage cancer patients, will not survive the full terms of the clinical trials.

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
•
impact of a global pandemic or other public health emergencies on our ability to produce our product candidates and conduct clinical trials in foreign countries;
•
sociopolitical instability in particular foreign economies and markets;
•
unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•
legislation or other measures that restrict business, trade, or use of government fundings for any product or service rendered by certain companies based in China due to national security concerns or geopolitical issues, and our reliance on such Chinese companies, including CROs, CMOs, suppliers, and other vendors or contractors based in China;
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
•
trade protection measures, import or export licensing requirements or other restrictive actions by U.S. or non-U.S. governments; production or supply shortages resulting directly or indirectly from any events affecting raw material supply or manufacturing capabilities abroad, including, but not limited to, impacts due to the ongoing Ukraine-Russia war or the ongoing conflict between Israel and Hamas, addition of certain suppliers or companies to the Unverified List under the Export Administration Regulations, implementation of other export controls, restrictions or sanctions that can impact the supply chain, our business, or business operations of our suppliers, contractors or partners;
•
business interruptions resulting directly or indirectly from geo-political actions, including the ongoing Ukraine-Russia war, other regional or geo-political conflicts, including the conflict between Israel and Hamas, and terrorism; and supply and other disruptions resulting from the impact of public health epidemics on our strategic partners, third-party manufacturers, suppliers and other third parties upon which we rely.

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

In particular, we are aware of molecules in development that also are being explored for p53 upregulation/activation in various stages of preclinical or clinical development being tested by Jacobio Pharmaceuticals, among others. We are also aware of selective small molecule inhibitors that are designed to target wild-type p53 containing tumors through the p53-murine double minute 2, or MDM2, interaction, which are in various stages of clinical development being tested by Aileron Therapeutics, Ascentage Pharma, Boehringer Ingelheim, Daiichi Sankyo (out-licensed worldwide rights to Rain Therapeutics), Kartos Therapeutics, Kymera Therapeutics, Otsuka Pharmaceutical, Novartis and Roche, including testing MDM2 inhibitors in combination with a variety of other anti-cancer agents.

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

While our lead product candidate, PC14586, is still in clinical development and although it has been generally well-tolerated per our preliminary and updated data releases, as is the case with all oncology drugs, it is likely that there may be significant side effects associated with its use. PC14586 or future product candidates may be used in populations for which safety concerns may be reviewed by regulatory agencies. In addition, we are conducting a separate arm within the existing Phase 1/2 clinical trial to evaluate the combination of PC14586 with

Merck’s anti-PD1 therapy, KEYTRUDA, and we may study PC14586 in combination with other additional therapies, which may exacerbate adverse events associated with the therapy. Further, our product candidates will be used in patients that have weakened immune systems, which may exacerbate any potential side effects associated with their use. Patients treated with PC14586 or any of our future product candidates may also be undergoing surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, it is expected that some of the patients enrolled in our PC14586 clinical trials will die or experience major clinical events either during the course of our clinical trials or after participating in such trials. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects.

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

We are conducting a separate arm within the existing Phase 1/2 clinical trial to evaluate the combination of PC14586 with Merck’s anti-PD1 therapy, KEYTRUDA, in patients with advanced solid tumors harboring a p53 Y220C mutation. We also intend to develop our current or future product candidates in combination with one or more other approved cancer therapies or therapies in development. Patients may not be able to tolerate PC14586 or any of our future product candidates in combination with other therapies or dosing of PC14586 or any of our future product candidates in combination with other therapies may have unexpected consequences. Even if any of our current or future product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates or our own products being removed from the market or being less successful commercially.

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

Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Our inability to promptly obtain coverage and profitable reimbursement rates from third-party payors for any approved products that we develop could have a material adverse effect on our business, financial condition and results of operations, our ability to raise capital needed to commercialize products and our overall financial condition.

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

The process of obtaining regulatory approvals, both in the United States and abroad, is unpredictable, expensive and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations or changes in regulatory review for each submitted IND, NDA or equivalent application types, may cause delays in the approval or rejection of an application. For example, FDA has issued various COVID-19 related guidance documents for trial sponsors and manufacturers during the COVID-19 national and public health emergencies, and may do so in response to other public health concerns in the future.

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

Separately from Fast Track or breakthrough therapy designation, we may seek accelerated approval for one or more of our product candidates. A product candidate intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval if it is determined to have an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-approval clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. In addition, the FDA currently requires pre-approval of promotional materials for accelerated approval products, once approved. We cannot guarantee that the FDA will agree any of our product candidates has met the criteria to receive accelerated approval, which would require us to conduct additional clinical testing prior to seeking FDA approval. Even if any of our product candidates received approval through this pathway, the required post-approval confirmatory clinical trials may fail to verify the predicted clinical benefit of the product, and we may be required to remove the product from the market or amend the product label in a way that adversely impacts its marketing. In addition, the Food and Drug Omnibus Reform Act made several changes to the FDA’s authorities and its regulatory framework, including reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements.

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

Our lead product candidate, PC14586, is in clinical development and all of our other product candidates are in discovery or preclinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Our clinical trials may not be conducted as planned or completed on schedule, if at all, and a failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Our preclinical studies and clinical trials may not be successful.

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

In addition, the FDA and other regulatory authorities may change their policies, issue additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval of our future products under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may have obtained. Additionally, if the Supreme Court reverses or curtails the Chevron doctrine, which gives deference to regulatory agencies in litigation against FDA and other agencies, more companies may bring lawsuits against FDA to challenge longstanding decisions and policies of FDA, which could undermine FDA’s authority, lead to uncertainties in the industry, and disrupt FDA’s normal operations, which could delay FDA’s review of our marketing applications.

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

If a prolonged government shutdown, furlough or other disruption occurs, including delays or disruptions due to travel restrictions, foreign COVID-19-related policies, staffing shortages or public health reasons, or if global health or other concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities in a timely manner, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. To the extent any current or future executive or legislative actions impose significant changes in or burdens on, or otherwise materially delay, FDA’s ability to engage in routine oversight activities, such as implementing regulations through rulemaking, issuance of guidance, and agency review and approval of marketing applications on a timely basis, our business and clinical development plans could be negatively impacted. If the Supreme Court reverses or curtails the Chevron doctrine, which gives deference to regulatory agencies in litigation against FDA and other agencies, more companies may bring lawsuits against FDA to challenge longstanding decisions and policies of FDA, which could undermine FDA’s authority, lead to uncertainties in the industry, and disrupt FDA’s normal operations, which could delay FDA’s review of our marketing applications. If we, as well as our contractors, are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or are not able to maintain regulatory compliance, we may be delayed in obtaining regulatory approval, lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Other legislative changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2032, unless additional Congressional action is taken.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, for example, the American Rescue Plan Act of 2021 eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act of 2022 are unconstitutional. The impact of these judicial challenges, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, FDA recently authorized the state of Florida to import certain prescription drugs from Canada for a period of two years to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

In the United States, most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations. HIPAA imposes requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. Even when HIPAA does not apply, according to the Federal Trade Commission, or FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our Chief Executive Officer and President, our Chief Financial Officer, our Chief Development Officer. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could materially adversely affect our business, financial condition and results of operations. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

Actions that we are taking to restructure our business to align our cost structure with our strategic priorities may not have the anticipated effects.

In January 2024, we announced a restructuring plan involving approximately 30 percent of our workforce. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring plan, our operating results and financial condition would be adversely affected.

In addition, as a result of the reduction in force, we have incurred and may continue to incur some additional costs in the near term, including cash expenditures related to severance payments and benefit costs associated with the restructuring. Further, the restructuring plan may result in other unintended consequences, including employee attrition beyond our intended reduction in force, damage to our corporate culture and decreased employee morale among our remaining employees, diversion of management attention, adverse effects to our reputation as an employer (which could make it more difficult for us to hire new employees in the future), loss of institutional knowledge and expertise of departing employees, as well as our ability to effectively run our business as needed. If we experience any of these adverse consequences, the restructuring plan and other strategic initiatives may not achieve or sustain their intended benefits, or the benefits, even if achieved, may not be adequate to meet our long-term expectations, which could adversely affect our business, results of operations and financial condition.

In order to successfully implement our plans and strategies, we will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of February 29, 2024, we had 63 full-time employees, including 50 employees engaged in research and development activities. In order to successfully implement our development and commercialization plans and strategies, and as we are a relatively new public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

As of December 31, 2023, we had federal and state net operating loss, or NOL, carryforwards of $195.7 million and $220.2 million, respectively, and federal and state research and development credit carryforwards of approximately $9.3 million and $3.4 million, respectively. Our federal NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 taxable years, and therefore could expire unused. Under the Tax Cuts and Jobs Act of 2017, or TCJA, as modified by the Coronavirus Aid, Relief, and Economic Stability Act, our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of federal NOLs generated in tax years beginning after December 31, 2017 is limited to 80% of current year taxable income. Our federal NOL carryforwards will begin to expire in 2033, and our federal research and development credit carryforwards will begin to expire in 2034, if not fully utilized. Some of our state NOL carryforwards and state credit carryforwards may also expire unused.

In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a cumulative change (by value) in the corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change taxable income or tax liabilities may be limited. Similar rules may apply under state tax laws. We have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. At this time, we have not conducted any studies to determine the annual limitations, that resulted from such an ownership change. Our ability to utilize our NOLs and certain other tax attributes could be limited by an ownership change as described above and consequently, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations. There is also a risk that due to federal or state regulatory changes, such as suspensions on the use of NOLs, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.

Changes in tax laws or regulations that are applied adversely to us could have a material adverse effect on our business, financial condition and results of operations.

New income, sales, use or other tax laws or regulations could be enacted at any time, which could affect our tax profile and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the TCJA eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize such expenditures over five or 15 years pursuant to Section 174 of the Code, beginning in 2022. When and if we achieve profitability, these changes may cause us to pay federal income taxes earlier than under prior law and may increase our total federal tax liability attributable to orphan drug programs and other research and development activities. However, recently proposed tax legislation, if enacted, would restore the ability to deduct currently domestic research and development expenditures through 2025 and would retroactively restore this benefit for 2022 and 2023. Further, the Inflation Reduction Act of 2022, among other changes, imposes a one-percent excise tax on stock repurchases made on or after January 1, 2023. Any further changes in tax laws or regulations that are applied adversely to us could have a material adverse effect on our business, financial condition and results of operations.

A portion of our chemistry-based product development and sourcing of certain manufacturing raw materials for our product candidates takes place in China through third-party manufacturers. A significant disruption in the operation of those manufacturers, a trade war or political unrest in China could materially adversely affect our business, financial condition and results of operations.

We currently contract certain product development and manufacturing operations to third parties outside the United States, including in China, and we expect to continue to use such third-party manufacturers for such product candidates. Any disruption in production or inability of our manufacturers in China to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidates. Furthermore, since these manufacturers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. For example, a trade war could lead to tariffs on the chemical intermediates we use that are manufactured in China. Any of these matters could materially adversely affect our business, financial condition and results of operations. Any recall of the manufacturing lots or similar action regarding our product candidates used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currency in China. Future appreciation of the local currency could increase our costs. In addition, our labor costs could continue to rise as wage rates increase due to increased demand for skilled laborers and the availability of skilled labor declines in China.

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

We may be required to protect our patents through procedures created to attack the validity of a patent at the USPTO. The USPTO hears post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. An adverse determination in any such submission or proceeding could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Thus, the possibility of post-grant proceedings could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We may choose to challenge the patentability of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-exam, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third party’s patent in patent opposition proceedings in the European Patent Office, or EPO, or other foreign patent office. The costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates or proprietary technologies.

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
•
the impact of any natural disasters or public health emergencies;
•
general economic, political, industry and market conditions, including the rising rate of inflation, the Ukraine-Russia war and the ongoing conflict between Israel and Hamas; and
•
other events or factors, many of which are beyond our control.

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

As of December 31, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 21% of our voting stock. As a result, this group of stockholders may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats and assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include the identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems and safeguards in place to manage such risks.

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks, reasonably address any identified gaps in existing safeguards, and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our VP of Information Technology, who reports to our General Counsel & Head of Operations, to manage the risk assessment and mitigation process.

As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards in collaboration with management. Personnel at all levels and departments know our cybersecurity policies through training. Random attack simulations are conducted monthly to familiarize all personnel with various phishing methods with positive reinforcement on identifying and reporting suspicious content to the IT Department.

We engage third parties like a penetration testing firm and our managed service provider (MSP) in connection with our risk assessment processes. These service providers assist us in identifying vulnerabilities to design and implement, suggesting remediation of our cybersecurity policies and procedures, as well as monitor and test our safeguards. We require each third-party service provider to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to “Item 1A. Risk Factors,” in this Annual Report on Form 10-K, including the risk factors entitled “Our internal computer systems, or those of any of our CROs, manufacturers, other contractors or consultants or potential future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operation.”

Governance

One of the key functions of our board of directors is oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers manage the material risks we face. Our board of directors administers its cybersecurity risk oversight function directly as a whole and through the audit committee.

Our VP of Information Technology, and our management committee on cybersecurity, which includes the Company's audit committee, are primarily responsible for assessing and managing our material risks from cybersecurity threats. The VP of Information Technology has twenty years of experience in IT on-premise and cloud infrastructure, enterprise applications, and operations across large and mid size life science companies with a focus on IT controls for compliance an security.

Our VP of Information Technology oversees our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The processes by which our VP of Information Technology or department designee are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents include weekly assessments for all endpoints and real-time notifications from security solutions, which include a combination of cloud and client-based applications.

Our VP of Information Technology provides annual briefings to the audit committee regarding the Company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Our audit committee provides regular updates to the board of directors on such reports. In addition, our VP of Information Technology or department designee provides annual briefings to the board of directors on cybersecurity risks and activities.

Item 2. Properties.

Our corporate headquarters is located at 1 Research Way, Princeton, New Jersey 08540, where we lease a facility containing 50,581 square feet of office and laboratory space. The lease term extends through 2032, and has a five-year extension option.

We believe that our current facility is suitable and adequate for our current and near term conduct of our business operations and that suitable additional or substitute space at commercially reasonable terms will be available as needed to accommodate any future expansion of our operations.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. As of February 29, 2024, we were not a party to any legal matters or claims that, in the opinion of management, are likely to have a material effect on our business. In the future, we may become party to legal matters and claims in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows. Regardless of outcome, litigation, or other legal proceedings can have an adverse impact on us because of legal fees and settlement costs, diversion of management resources, and other factors.

Item 4. Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “PMVP” since September 25, 2020. Prior to that date there was no public trading market for our common stock.

Holders

As of February 29, 2024, there were approximately 7 holders of record of our common stock. We believe actual number of stockholders is greater than this number of record holders. The approximate number of holders includes holders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include holders whose share may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the fiscal year ended December 31, 2023.

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

We have a shelf registration statement on Form S-3 (File No. 333-260012), which was declared effective by the SEC on April 28, 2022, pursuant to which we may offer and sell, from time to time, up to $200 million of common stock, preferred stock, various series of debt securities and warrants to purchase any of such securities in one or more registered offerings, and up to $150 million of common stock pursuant to our at-the-market equity offering program, dated October 4, 2021, or the ATM Program. During the year ended December 31, 2023, we sold 5,149,446 shares of common stock under the ATM Program at a weighted average price of $6.97 per share for $35.1 million in proceeds, net of fees. As of December 31, 2023, we have approximately $113.8 million remaining in gross proceeds available for future issuances of common stock under the ATM Program. There has been no material change in the planned use of proceeds as described in the shelf registration statement. None of the expenses associated with the follow-on offering were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to our affiliates.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in “Part I, Item 1A. Risk Factors” and in other parts of this Annual Report on Form 10-K.

A discussion of our financial performance for the year ended December 31, 2023 as compared to the year ended December 31, 2022 appears below under the captions “Results of Operations” and “Liquidity and Capital Resources.” A discussion of our financial performance for the year ended December 31, 2022 compared to the year ended December 31, 2021 can be found in our Annual Report filed on Form 10-K, in the “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the same captions, filed with the SEC on March 1, 2023, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at ir.pmvpharma.com/financial-information/sec-filings. These website addresses are intended to be inactive, textual references only. None of the materials on, or accessible through, these websites are part of this report or are incorporated by reference herein.

Overview

We are a precision oncology company pioneering the discovery and development of small molecule, tumor-agnostic therapies targeting p53. p53 is a well-defined tumor suppressor protein known as the “guardian of the genome,” and normal, or wild-type, p53 has the ability to eliminate cancer cells. However, mutant p53 proteins can be misfolded and lose their wild-type tumor suppressing function. These p53 mutations are found in approximately half of all cancers. The field of p53 biology was established by our co-founder Dr. Arnold Levine when he discovered the p53 protein in 1979. We have leveraged more than four decades of research experience and developed unique insights into p53 to create a precision oncology platform designed to generate selective, small molecule, tumor-agnostic therapies that structurally correct specific mutant p53 proteins to restore their wild-type function. We are deploying our precision oncology platform to target p53 mutations and other p53-related cancers.

Since our formation in March 2013, we have devoted substantially all of our time and efforts to performing research and development activities and raising capital. We are not profitable and have incurred losses in each year since our inception. Our net losses were $69.0 million, $73.3 million, and $57.8 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $310.0 million. We do not currently have any product candidates approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We initiated a Phase 1/2 clinical trial, PYNNACLE, in October 2020 for our lead product candidate, PC14586 (rezatapopt). In October 2020, we were granted FDA Fast Track Designation of PC14586 for the treatment of patients with locally advanced or metastatic solid tumors that have a p53 Y220C mutation. We dosed our first patient in this clinical trial in the fourth quarter of 2020. In July 2023, we concluded our End of Phase 1 meeting with the FDA with alignment on the recommended Phase 2 dose and key elements of the single arm, Phase 2 registrational portion of the PYNNACLE study. In October 2023, we presented our updated Phase 1 clinical data for PC14586 at the 2023 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics Meeting. The pivotal Phase 2 monotherapy portion of our PYNNACLE trial is planned to be initiated in 1Q of 2024. In addition, in December 2022, we opened a separate Phase 1b arm within the existing Phase 1/2 PYNNACLE trial combining PC14586 with KEYTRUDA® (pembrolizumab) in collaboration with Merck and Co.

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

We do not allocate our costs by product candidate or development program, as a significant amount of research and development expenses include compensation costs, materials, supplies, depreciation on and maintenance of research equipment, and the cost of services provided by outside contractors, which are not tracked by product candidate or development program. In particular, with respect to internal costs, several of our departments support multiple product candidate research and development programs, and therefore the costs cannot be allocated to a particular product candidate or development program. Substantially all of our research and development costs are associated with our lead product candidate, PC14586 (rezatapopt). We initiated a Phase 1/2 clinical trial, PYNNACLE, in October 2020 for our lead product candidate, PC14586. In October 2020, we were granted FDA Fast Track Designation of PC14586 for the treatment of patients with locally advanced or metastatic solid tumors that have a p53 Y220C mutation. We dosed our first patient in this clinical trial in the fourth quarter of 2020. In October 2023, we presented our updated Phase 1 clinical data for PC14586 at the 2023 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics Meeting. In addition, in December 2022, we opened a separate Phase 1b arm within the existing Phase 1/2 clinical trial combining PC14586 with KEYTRUDA® (pembrolizumab) in collaboration with Merck and Co.

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

Interest Income, Net

Interest income, net primarily consists of interest income from our interest-bearing cash, cash equivalents and marketable securities and interest costs related to accretion of premiums and amortization of discounts on marketable securities.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Year Ended
	December 31,
Statement of operations data:	2023	2022	Change
Operating expenses:
Research and development	$55,885	$51,988	$3,897
General and administrative	24,247	25,052	(805)
Total operating expenses	80,132	77,040	3,092
Loss from operations	(80,132)	(77,040)	(3,092)
Other income (expense):
Interest income, net	11,171	3,627	7,544
Other income (expense), net	3	87	(84)
Total other income (expense)	11,174	3,714	7,460
Loss before (benefit) provision for income taxes	(68,958)	(73,326)	4,368
(Benefit) provision for income taxes	2	(9)	11
Net loss	$(68,960)	$(73,317)	$4,357

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Year Ended
	December 31,
Statement of operations data:	2023	2022	Change
Research	$5,307	$6,712	$(1,405)
Development	31,740	32,470	(730)
Personnel related	13,320	9,340	3,980
Stock-based compensation	5,518	3,466	2,052
Total	$55,885	$51,988	$3,897

Research and development expenses were $55.9 million for the year ended December 31, 2023, compared to $52.0 million for the year ended December 31, 2022. The increase of $3.9 million was primarily due to the following:

•
$6.0 million increase in expenses for personnel related costs and stock-based compensation, primarily driven by increased headcount; offset by
•
$2.1 million decrease in research and development expenses largely driven by decreased contractual research organization costs.

General and Administrative Expenses

General and administrative expenses were $24.2 million for the year ended December 31, 2023, compared to $25.1 million for the year ended December 31, 2022. The decrease of $0.9 million was primarily due to the following:

•
$1.0 million decrease in director and officer insurance fees and a $0.8 million decrease in facility related costs due to the expiration of three leases; offset by
•
$0.3 million increase in personnel costs driven by an increase in stock compensation and a $0.6 million increase in general and administrative consulting costs.

Interest Income, Net

Interest income, net primarily consists of interest income from our interest-bearing cash, cash equivalents and marketable securities and interest costs related to amortization of premiums and discounts on marketable securities. Interest income, net was $11.2 million for the year ended December 31, 2023, compared to $3.7 million for the year ended December 31, 2022. The increase of $7.5 million in 2023 is driven by increased interest rates from cash investments in marketable securities and U.S. treasuries.

Liquidity and Capital Resources

Our financial condition is summarized as follows (in thousands):

	As of December 31,
	2023	2022	Change
Financial assets:
Cash and cash equivalents	$37,706	$108,297	$(70,591)
Marketable securities – current	165,351	132,757	32,594
Marketable securities – noncurrent	25,505	2,495	23,010
Total financial assets	$228,562	$243,549	$(14,987)

Working capital:
Current assets	$207,409	$247,006	$(39,597)
Current liabilities	14,029	10,832	3,197
Total working capital	$193,380	$236,174	$(42,794)

Sources of Liquidity

Since our inception, we have not generated any revenue from any product sales or any other sources and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. As of December 31, 2023, we had cash, cash equivalents, and marketable securities of $228.6 million and an accumulated deficit of $310.0 million. We have financed our operations primarily through issuances of our convertible preferred and common stock. In July 2020, we sold an aggregate of 5,321,864 shares of our Series D convertible preferred stock to accredited investors, generating gross proceeds of $70.0 million. In September 2020, we completed an IPO of 13,529,750 shares of our common stock, which includes the exercise in full by the underwriters of their option to purchase 1,764,750 additional shares of common stock, at a public offering price of $18.00 per share for aggregate gross proceeds of $243.5 million. We received $223.2 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us.

We have a shelf registration statement on Form S-3 on file with the SEC, which registers the offering, issuance, and sale of up to $200 million of various equity and debt securities and up to $150 million of common stock pursuant to our ATM Program. During the year ended December 31, 2023, we sold 5,149,446 shares of common stock under the ATM Program at a weighted average price of $6.97 per share for $35.1 million in proceeds, net of fees. As of December 31, 2023, we have approximately $113.8 million remaining in gross proceeds available for future issuances of common stock under the ATM Program.

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

In January 2021, we signed a lease for 50,581 square feet of office and laboratory space at 1 Research Way in Princeton, New Jersey. That lease term extends through 2032, has a five-year extension option. Payments under this lease will total $19.9 million through May 2032. Amounts related to future lease payments under the 1 Research Way lease as of December 31, 2023, totaled $15.5 million, with $1.6 million to be paid within the next 12 months.

Plan of Operation and Future Funding Requirements

We use our capital resources primarily to fund operating expenses, mainly research and development expenditures. On January 18, 2024, we announced a restructuring plan involving the reduction of our workforce by approximately 30% of our employees. We expect the reduction in workforce to be substantially completed by June 30, 2024, and fully completed by the end of the third quarter of 2024. As announced, we are taking these steps in order to streamline operations, reduce costs and preserve capital as we advance our lead candidate, PC14586, into late-stage development. At this time, due to the inherently unpredictable nature of preclinical and clinical development, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval and commercialize our current product candidates or any future product candidates, if at all. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

Due to our significant research and development expenditures, we have generated substantial operating losses in each period since inception. We have incurred an accumulated deficit of $310.0 million through December 31, 2023. We expect to incur substantial additional losses in the future as we expand our research and development activities.

Our cash operating expenditures were $55.7 million in 2023 and $63.8 million in 2022. Based on our research and development plans, we expect that our cash balances as of December 31, 2023 will be sufficient to fund our operations at least into the second half of 2026.

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
•
the costs involved in implementing our announced reduction in force and related reorganization; and
•
our efforts to manage our office and laboratory headquarters, enhance operational systems and hire additional personnel to support development of our product candidates and satisfy our obligations as a public company.

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

Cash Flows

The following table summarizes our cash flows for the period indicated (in thousands):

	Year Ended
	December 31,
	2023	2022	2021
Cash used in operating activities	$(55,657)	$(63,760)	$(46,571)
Cash used in investing activities	(50,545)	(1,368)	(143,584)
Cash provided by financing activities	35,577	958	2,022
Impact of exchange rates on cash, cash equivalents, and restricted cash	34	—	—
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(70,591)	$(64,170)	$(188,133)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2023, was $55.7 million, which consisted primarily of net loss of $69.0 million decreased by non-cash charges of $7.9 million and a net change of $5.4 million in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $12.4 million and depreciation of $1.3 million, partially offset by non-cash lease income of $0.4 million and accretion of premiums on marketable securities of $5.4 million. The change in our net operating assets and liabilities was primarily due to an increase in operating lease liabilities and other assets and an increase in accrued expenses.

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

Investing Activities

Our investing activities used $50.5 million of cash during the year ended December 31, 2023, which consisted primarily of purchases of marketable securities of $220.5 million, along with purchase of property and equipment of $1.0 million, partially offset by maturities of marketable securities of $171.0 million.

Our investing activities used $1.4 million of cash during the year ended December 31, 2022, which consisted primarily of purchases of marketable securities of $229.2 million, along with purchase of property and equipment of $8.0 million, partially offset by maturities of marketable securities of $235.8 million.

Financing Activities

Our financing activities provided $35.6 million of cash during the year ended December 31, 2023. This consisted of $35.1 million of common stock issued under our ATM Program, net of issuance costs, and $0.5 million of proceeds from the exercise of stock options and issuance of common stock under the 2020 ESPP.

Our financing activities provided $1.0 million of cash during the year ended December 31, 2022, which consisted primarily of common stock issued under the employee stock purchase plan and proceeds from the exercise of stock options.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the amounts reported in those consolidated financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

We believe that the accounting policies described below involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of our operations. The following summary should be read in conjunction with Note 2 of the notes to our audited consolidated financial statements for the year ended December 31, 2023 included elsewhere in this Annual Report on Form 10-K.

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

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

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

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 of the notes to our audited consolidated financial statements for the year ended December 31, 2023 included elsewhere in this Annual Report on Form 10-K.

Item 7A. Reserved.

Item 8. Consolidated Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PMV Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PMV Pharmaceuticals, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Research and Development Expenses
Description of the Matter

As disclosed in Note 2 to the consolidated financial statements, the Company is required to estimate research and development expenses from its obligations under contracts and purchase orders with vendors, clinical research organizations, clinical manufacturing organizations and others and for clinical site agreements at each balance sheet date. The Company recorded accrued expenses for the research and development expenses, which are included in accrued expenses on the December 31, 2023 consolidated balance sheet, and prepaid research and development expenses, which are included in prepaid expenses and other current assets on the December 31, 2023 consolidated balance sheet. The amounts recorded for accrued research and development expenses and for the related prepaid expenses, within the aforementioned balance sheet captions, represent the Company’s estimate of the unpaid and prepaid research and development expenses based on the progress of the research and development services compared to the amounts paid for those services through December 31, 2023.

Auditing the Company’s accrued research and development expenses and related prepaid expenses involved a high degree of subjectivity due to the estimation required by management in determining the progress to completion of services that have been performed that will be invoiced by the vendors, clinical research organizations and consultants and under clinical site agreements subsequent to the date that the consolidated financial statements are issued.

How We Addressed the Matter in Our Audit

To test the research and development accruals and prepaid expenses, our audit procedures included, among others, reviewing a sample of agreements with the service providers to corroborate key financial and contractual terms, and testing the accuracy and completeness of the underlying data used in the accrual and prepaid expense computations. We also evaluated management’s estimates of the progress of a sample of research and development activities by making inquiries of the Company’s operations personnel that oversee the external research and development activities and obtaining information directly from a sample of service providers. To evaluate the completeness of the accruals, we also examined subsequent invoices from the service providers and cash disbursements to the service providers, to the extent such invoices were received, or payments were made prior to the date that the consolidated financial statements were issued.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Philadelphia, Pennsylvania

February 29, 2024

PMV Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$37,706	$108,297
Restricted cash	822	822
Marketable securities, current	165,351	132,757
Prepaid expenses and other current assets	3,530	5,130
Total current assets	207,409	247,006
Property and equipment, net	10,666	10,955
Marketable securities, noncurrent	25,505	2,495
Right-of-use assets	8,382	9,539
Other assets	190	313
Total assets	$252,152	$270,308
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,237	$2,996
Accrued expenses	9,940	7,308
Operating lease liabilities, current	852	528
Total current liabilities	14,029	10,832
Operating lease liabilities, noncurrent	12,434	13,448
Total liabilities	26,463	24,280
Commitments and contingencies (see Note 6)
Stockholders' equity:
Preferred stock, $0.00001 par value, 5,000,000 shares authorized as of December 31, 2023 and December 31, 2022. No shares issued or outstanding as of December 31, 2023 and December 31, 2022.	—	—
Common stock, $0.00001 par value, 1,000,000,000 shares authorized; 51,445,862 and 45,771,332 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively.	—	—
Additional paid-in capital	535,468	487,516
Accumulated deficit	(310,003)	(241,043)
Accumulated other comprehensive income (loss)	224	(445)
Total stockholders' equity	225,689	246,028
Total liabilities and stockholders’ equity	$252,152	$270,308

The accompanying notes are an integral part of these consolidated financial statements.

PMV Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Operating expenses:
Research and development	$55,885	$51,988	$36,493
General and administrative	24,247	25,052	21,800
Total operating expenses	80,132	77,040	58,293
Loss from operations	(80,132)	(77,040)	(58,293)
Other income:
Interest income, net	11,171	3,627	449
Other income (expense), net	3	87	21
Total other income (expense)	11,174	3,714	470
Loss before provision (benefit) for income taxes	(68,958)	(73,326)	(57,823)
Provision (benefit) for income taxes	2	(9)	23
Net loss	(68,960)	(73,317)	(57,846)
Unrealized gain (loss) on available for sale investments, net of tax	635	(367)	(78)
Foreign currency translation gain	34	—	—
Total other comprehensive income (loss)	669	(367)	(78)
Total Comprehensive loss	$(68,291)	$(73,684)	$(57,924)
Net loss per share -- basic and diluted	$(1.44)	$(1.61)	$(1.28)
Weighted-average common shares outstanding	48,014,645	45,594,824	45,137,656

The accompanying notes are an integral part of these consolidated financial statements.

PMV Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2020	44,777,818	$—	$469,001	$—	$(109,880)	$359,121
Exercise of stock options and common stock issued under the 2020 ESPP	655,866	—	2,022	—	—	2,022
Stock-based compensation expense	—	—	5,340	—	—	5,340
Net loss	—	—	—	—	(57,846)	(57,846)
Unrealized loss on investments	—	—	—	(78)	—	(78)
Balance at December 31, 2021	45,433,684	$—	$476,363	$(78)	$(167,726)	$308,559
Exercise of stock options and common stock issued under the 2020 ESPP	337,648	—	958	—	—	958
Stock-based compensation expense	—	—	10,195	—	—	10,195
Net loss	—	—	—	—	(73,317)	(73,317)
Unrealized loss on investments	—	—	—	(367)	—	(367)
Balance at December 31, 2022	45,771,332	$—	$487,516	$(445)	$(241,043)	$246,028
Exercise of stock options, common stock issued under the 2020 ESPP, and release of vested restricted stock units	525,084	—	456	—	—	456
Issuance of common stock, net of issuance costs	5,149,446	—	35,121	—	—	35,121
Stock-based compensation expense	—	—	12,375	—	—	12,375
Net loss	—	—	—	—	(68,960)	(68,960)
Unrealized gain on investments	—	—	—	635		635
Foreign currency translation gain	—	—	—	34		34
Balance at December 31, 2023	51,445,862	$—	$535,468	$224	$(310,003)	$225,689

The accompanying notes are an integral part of these consolidated financial statements.

PMV Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net loss	$(68,960)	$(73,317)	$(57,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12,375	10,195	5,340
Depreciation	1,257	315	307
(Accretion) amortization of (premiums) discounts on marketable securities	(5,386)	(628)	550
Non-cash lease expense	(370)	335	974
Other, net	—	(92)	(19)
Change in operating assets and liabilities:
Prepaid expenses and other assets	1,723	(1,829)	38
Operating lease liabilities	837	2,969
Accounts payable	235	(389)	191
Accrued expenses	2,632	(1,319)	3,894
Net cash used in operating activities	(55,657)	(63,760)	(46,571)
Cash flows from investing activities:
Purchases of property and equipment	(962)	(7,984)	(1,349)
Purchases of marketable securities	(220,539)	(229,199)	(256,845)
Maturities of marketable securities	170,956	235,815	114,610
Net cash used in investing activities	(50,545)	(1,368)	(143,584)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	35,121	—	—
Proceeds from the exercise of stock options and common stock issued under the 2020 ESPP	456	958	2,022
Net cash provided by financing activities	35,577	958	2,022
Impact of exchange rates on cash, cash equivalents, and restricted cash	34	—	—
Net decrease in cash, cash equivalents, and restricted cash	(70,591)	(64,170)	(188,133)
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash - beginning of period	109,119	173,289	361,422
Cash, cash equivalents, and restricted cash - end of period	$38,528	$109,119	173,289
Supplemental disclosures of noncash investing activities
Lease incentives used for leasehold improvements	$—	$—	$(88)
Accrued purchases of property and equipment	$6	$196	$1,391
Supplemental disclosures of cash flow information
Cash paid for income tax	$—	$—	$23

The accompanying notes are an integral part of these consolidated financial statements.

PMV Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

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

The Company has incurred net losses and negative cash flows from operations since its inception. During the year ended December 31, 2023, the Company incurred a net loss of $68,960 and used $55,657 of cash for operations. As of December 31, 2023, the Company had an accumulated deficit of $310,003. Cash, cash equivalents, and marketable securities were $228,562 as of December 31, 2023. Management expects to incur substantial additional operating losses for the next several years and may need to obtain additional debt or equity financings in order to complete development of its products, obtain regulatory approvals, launch and commercialize its products and continue research and development programs. The Company believes it has adequate cash, cash equivalents, and marketable securities to operate for at least the next 12 months from the date of issuance of these consolidated financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The audited consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The accompanying consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary, PMV Pharma Australia Pvt Ltd. All significant intercompany transactions and balances have been eliminated upon consolidation. These consolidated financial statements are presented in United States ("U.S.") Dollars, which is also the functional currency of the Company.

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, research and development costs, accrued research and development costs and related prepaid expenses, and the fair values of common stock, convertible preferred stock and stock-based compensation. Actual results could differ materially from those estimates.

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

The Company’s marketable debt securities have been classified and accounted for as available-for-sale. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term. The Company’s marketable debt securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive loss in stockholders’ equity. Premiums and discounts on marketable debt securities are amortized into earnings over the life of the security and recorded on the interest income, net line of the income statement. For the years ended December 31, 2023, 2022, and 2021, the Company recorded $5,386 of accretion, $628 of accretion and $550 of amortization, respectively.

Restricted cash as of December 31, 2023 included a $822 deposit at the Company’s commercial bank underlying a stand-by letter of credit issued in favor of a landlord (See Note 6) and is classified in current assets.

Comprehensive Loss and Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on investments and foreign currency translation gains and losses.

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

Lease expense for operating leases is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments and is included in operating expense in the consolidated statements of operations.

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

Net Loss per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the years ended December 31, 2023 and 2022. Diluted net income (loss) per share is computed by dividing the diluted net income (loss) by the weighted average number of shares of common stock, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and unvested restricted common stock, as determined using the treasury stock method. For periods in which the Company has reported net losses, diluted net loss per share is the same as basic net loss per share, since dilutive shares of common stock are not assumed to have been issued if their effect is antidilutive.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes ("ASC 740"), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and law that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company evaluates annually the realizability of the deferred tax assets by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. In 2023 and 2022, the Company recorded a full valuation allowance for the deferred tax assets based on the historical loss and the uncertainty regarding the ability to project future taxable income. In future periods if the Company is able to generate income, the Company may reduce or eliminate the valuation allowance.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." This amended guidance applies to all public entities and aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, to enable investors to develop more decision-useful financial analyses. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently analyzing the impact that ASU No. 2023-07 will have on our consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This amended guidance applies to all entities and broadly aims to enhance the transparency and decision usefulness of income tax disclosures. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for any annual periods for which financial statements have not been issued or made available for issuance. We are currently analyzing the impact that ASU No. 2023-09 will have on our consolidated financial statements.

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

Subsequent Events

We considered events or transactions occurring after the balance sheet date, but prior to the issuance of the consolidated financial statements, for potential recognition or disclosure in our consolidated financial statements. All significant subsequent events have been properly disclosed in the consolidated financial statements.

3. Financial Instruments and Fair Value Measurements

The Company’s financial instruments consist of money market funds, U.S. government debt securities and corporate debt securities. The following tables show the Company’s cash equivalents and available-for-sale securities’ carrying amounts and fair values as of December 31, 2023 and 2022:

	As of December 31, 2023 (in thousands)
	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Quoted priced in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Money market funds	$37,694	$—	$—	$37,694	$37,694	$—	$—
Corporate securities	69,995	48	—	70,043	5,577	64,466	—
Government securities	120,670	143	—	120,813	92,297	28,516	—
Total financial assets	$228,359	$191	$—	$228,550	$135,568	$92,982	$—

	As of December 31, 2022 (in thousands)
	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Quoted Priced in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Money market funds	$106,861	$—	$—	$106,861	$106,861	$—	$—
Corporate securities	103,755	21	(185)	103,591	—	103,591	—
Government securities	31,942	—	(281)	31,661	20,981	10,680	—
Total financial assets	$242,558	$21	$(466)	$242,113	$127,842	$114,271	$—

Cash and Cash Equivalents – As of December 31, 2023, the Company had aggregate cash and cash equivalents of $37,706, including cash equivalents of $37,694, consisting of money market funds. As of December 31, 2022, the Company had aggregate cash and cash equivalents of $108,297, including cash equivalents of $106,861, consisting of money market funds. Money market funds and certificates of deposit are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets, whereas corporate debt securities are classified within level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are observable for the asset or liability either directly or indirectly.

Marketable Securities – Marketable securities of $190,856 as of December 31, 2023, consisted of corporate debt securities of $70,043 and government debt securities of $120,813. There were $165,351 current marketable securities and $25,505 noncurrent marketable securities as of December 31, 2023. Marketable securities of $135,252 as of December 31, 2022, consisted of corporate debt securities of $103,591 and government debt securities of $31,661. There were $132,757 current marketable securities and $2,495 noncurrent marketable securities as of December 31, 2022.

As of December 31, 2023 and 2022, aggregated gross unrealized losses of available-for-sale investments were not material, and accordingly, no allowance for credit losses was recorded.

4. Property and Equipment, Net

	December 31,
(in thousands)	2023	2022
Machinery & equipment	$3,089	$2,448
Computers	13	13
Furniture & fixtures	69	69
Leasehold improvements	10,765	409
Assets not placed in service	—	10,200
Total property and equipment	13,936	13,139
Less: Accumulated depreciation	(3,270)	(2,184)
Property and equipment, net	$10,666	$10,955

Depreciation expense for the years ended December 31, 2023, 2022, and 2021 was $1,257, $315, and $307, respectively.

5. Accrued Expenses

Accrued expenses consists of the following:

	December 31,
(in thousands)	2023	2022
Accrued compensation	$4,498	$2,897
Accrued research and development costs	5,270	4,259
Accrued legal and professional services	172	152
Total	$9,940	$7,308

6. Commitments and Contingencies

Operating Leases

In June 2015, the Company executed a noncancelable operating lease for approximately 13,000 square feet of laboratory, research and development, and office space in Cranbury, New Jersey. This location operated as the Company's headquarters until March 2023.

In June 2017, the Company obtained an additional noncancelable operating lease for approximately 6,000 square feet of laboratory space in the same corporate center. Both leases were set to expire in June 2022. In January 2022, the Company signed a lease extension for both leases for up to one additional year through June 2023, with the option to terminate upon 120 days of written notice, with an increase in base rent as per the lease extension. The leases were terminated as of June 2023.

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

In January 2021, the Company signed a lease for 50,581 square feet of office and laboratory space at One Research Way in Princeton, New Jersey. That lease term extends through 2032, has a five-year extension option, and replaced the Company’s two existing facilities as the Company’s headquarters in March 2023. Payment under this lease will total $19,889 through May 2032. The Company received a lease incentive of $4,046 from the lessor for a buildout of laboratory, vivarium, and office space, to be reimbursed to the Company in 2022 and 2023. Management estimated the timing and amounts of reimbursements and included them as a reduction of lease payments when initially measuring the lease liability and right-of-use asset upon commencement. Since the inception date of the lease, $3,806 of reimbursements were received. For the year ended December 31, 2023, $837 of reimbursements were received.

The components of lease cost for the years ended December 31, 2023, 2022, and 2021 are as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Operating lease cost	$1,913	$2,215	$1,691
Variable lease cost	914	991	704
Total lease cost	$2,827	$3,206	$2,395

Amounts reported in the balance sheet for leases where the Company is the lessee as of December 31, 2023, and 2022, were as follows:

	As of December 31,
Operating Leases (in thousands, except lease term and discount rate data):	2023	2022
Right-of-use assets, operating leases	$8,382	$9,539

Operating lease liabilities, current	$852	$528
Operating lease liabilities, non-current	12,434	13,448
Total operating lease liabilities	$13,286	$13,976

Weighted-average remaining lease term (years)	8.42	9.08
Weighted-average discount rate	5.75%	5.75%

Other information related to leases for the years ended December 31, 2023, 2022, and 2021, respectively, were as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net cash paid (received) for amounts included in the measurement of lease liabilities	$1,447	$(1,089)	$717
Leased assets obtained in exchange for new or modified operating lease liabilities	—	987	10,318

Future minimum lease payments, net of reimbursements, remaining as of December 31, 2023, under operating leases by fiscal year were as follows:

Fiscal year	(in thousands)
2024	$1,574
2025	1,869
2026	1,925
2027	1,983
2028	2,042
Thereafter	7,453
Total lease payments	$16,846
Less: Present Value Adjustment	(3,560)
Present value of lease payments	$13,286

Rent expense recorded for the years ended December 31, 2023, 2022, and 2021, were $1,913, $2,215, and $1,691 respectively.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when future expenditures are probable and such expenditures can be reasonably estimated.

7. Stockholders' Equity

The Company is authorized to issue up to 1,000,000,000 shares of common stock with a par value of $0.00001 per share, and 5,000,000 shares of preferred stock with a par value of $0.00001 per share. As of December 31, 2023 and 2022, there were 51,445,862 and 45,771,332 shares of common stock issued and outstanding, respectively.

Common stockholders are entitled to receive dividends if and when declared by the board of directors subject to the rights of any preferred stockholders. As of December 31, 2023, no dividends on common stock had been declared by the Company.

As of December 31, 2023 and 2022, the Company had reserved shares of common stock for issuance as follows:

	December 31,
	2023	2022
Options issued and outstanding	6,973,464	5,278,771
Shares available for future stock option and RSU grants	4,474,411	4,618,292
Shares available for employee stock purchase plan	1,056,832	705,559
Total	12,504,707	10,602,622

ATM Program

On October 4, 2021, the Company entered into an at-the-market offering program (the “ATM Program”) pursuant to which, the Company may offer and sell shares of its common stock having aggregate gross sales proceeds of up to $150.0 million from time to time. For the year ended December 31, 2023, the Company sold 5,149,446 shares of common stock under the ATM Program at a weighted average price of $6.97 per share, for total proceeds of $35.1 million, net of fees. As of December 31, 2023, the Company has approximately $113.8 million remaining in gross proceeds available for future issuances of common stock under the ATM Program.

8. Stock Plan

2020 Equity Incentive Plan

The 2020 Equity Incentive Plan (the “2020 Plan”) was approved by the board of directors on September 24, 2020. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares of common stock initially reserved for issuance under the 2020 Plan was 4,406,374, which shall be increased, upon approval by the board of directors, on January 1, 2021 and each January 1 thereafter, in an amount equal to the least of (i) 4,406,374 shares of common stock, (ii) five percent (5%) of the outstanding common stock on the immediately preceding December 31, or (iii) such number of common stock determined by the board of directors no later than the immediately preceding December 31. For 2022, the board’s compensation committee, as the 2020 Plan administrator, exercised its discretion under clause (iii) to increase the number of shares of common stock reserved for issuance under the 2020 Plan by a lesser amount of 1,363,084 shares, effective as of January 1, 2022. For 2023, the board’s compensation committee, as the 2020 Plan administrator, exercised its discretion under clause

(iii) to increase the number of shares of common stock reserved for issuance under the 2020 Plan by a lesser amount of 1,830,853 shares, effective as of January 1, 2023. For 2024, the board’s compensation committee, as the 2020 Plan administrator, exercised its discretion under clause (iii) to increase the number of shares of common stock reserved for issuance under the 2020 Plan by a lesser amount of 2,572,174 shares, effective as of January 1, 2024. As of December 31, 2023, there were 4,474,411 shares available for issuance under the 2020 Plan.

On September 9, 2022, the Company granted 374,899 Restricted Stock Units (RSUs) to employees pursuant to an employee retention program approved by the Board's compensation committee. The RSU’s have graded vesting on an annual basis for two years of continuous service, as per the 2020 Plan.

The table below summarizes the annual grant activity under the 2020 Plan as of December 31, 2023:

Shares Available for Grant
Balances, December 31, 2022	4,618,292
Shares reserved for issuance	1,830,853
Options granted	(2,062,125)
Options forfeited / cancelled	70,291
RSU's forfeited	17,100
Balances December 31, 2023	4,474,411

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was approved by the board of directors on September 24, 2020. A total of 400,752 shares of common stock were initially reserved for issuance under this plan, which shall be increased, upon approval by the board of directors, on January 1, 2021 and each January 1 thereafter, to the lesser of (i) 801,504 shares of common stock, (ii) 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the board of directors or any of its committees no later than the last day of the immediately preceding fiscal year. For 2022, the board waived the annual increase to the shares reserved under the 2020 ESPP. For 2023, the 2020 ESPP reserved shares were increased under clause (iii) by 457,713 shares, effective as of January 1, 2023. For 2024, the 2020 ESPP reserved shares were increased under clause (iii) by 514,434 shares, effective as of January 1, 2024. On May 20, 2023, employees exercised their right to purchase 20,113 shares under the 2020 ESPP. On November 21, 2023, employees exercised their right to purchase 86,327 shares under the 2020 ESPP. As of December 31, 2023, 202,345 shares are issued or outstanding, and there were 1,056,832 shares available for issuance, under the 2020 ESPP.

Stock Options

The following table summarizes option activity for the year ended December 31, 2023:

	Options Outstanding
			Weighted- Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of	Exercise	Life	Value
	Options	Price	(in years)	(in 000s)
Balances, December 31, 2022	5,278,771	$10.40	6.82	$17,244
Options granted	2,062,125	$5.84
Options forfeited / cancelled	(70,291)	$13.75
Options exercised	(297,141)	$0.59
Balances December 31, 2023	6,973,464	$9.44	7.01	$990
At December 31, 2023
Vested and expected to vest	6,973,464	$9.44	7.01	$990
Exercisable	4,175,906	$8.95	5.79	$990

The weighted average grant date fair value of stock options granted during the years ended December 31, 2023, 2022, and 2021, was $4.03, $10.92, and $20.03, respectively.

The aggregate intrinsic value of options vested and exercisable as of December 31, 2023 and 2022 is calculated based on the difference between the exercise price and the fair value of our common stock. The intrinsic value of options exercised in 2023, 2022, and 2021, was $892, $3,764, and $18,534, respectively.

As of December 31, 2023, the total compensation cost related to nonvested service-based awards not yet recognized is $18,866. The weighted-average period over which the nonvested awards is expected to be recognized is 2.5 years.

The Company estimated the fair value of stock options using the Black-Scholes options valuation model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following assumptions:

	Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	3.45% - 4.65%	1.48% - 4.34%	0.35% - 1.30%
Expected life (in years)	5.50 - 6.25	5.50 - 6.44	5.50 - 6.44
Dividend yield	0%	0%	0%
Expected volatility	75.21% - 77.72%	76.33% - 81.00%	76.50% - 79.90%

The weighted average assumptions used to estimate the fair value of stock purchase rights under the ESPP are as follows:

	Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	5.41%	3.44%	0.04%
Expected life (in years)	0.49	0.49	0.5
Dividend yield	0%	0%	0%
Expected volatility	76.27%	77.00%	77.83%

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

Volatility: Volatility is based on the historical volatility of the Company's publicly traded shares for the expected term.

Restricted Stock Units

The following table presents RSU activity under the 2020 Plan as of December 31, 2023:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2022	374,899	$13.6
Granted	—	—
Vested	(121,503)	13.6
Forfeited	(17,100)	13.6
Unvested shares at December 31, 2023	236,296	13.6

As of December 31, 2023, there was $1,671 of unrecognized compensation cost related to RSUs that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 0.7 years.

Stock-based compensation expense recorded under ASC 718 related to stock options and RSU's granted and common stock issued under the 2020 ESPP were allocated to research and development and general and administrative expense as follows:

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
Research and development	$5,518	$3,466	$1,440
General and administrative	6,857	6,729	3,900
Total stock-based compensation	$12,375	$10,195	$5,340

Stock-based compensation expense by award type included within the consolidated statements of operations is as follows:

	For the Years Ended December 31,
(in thousands)	2023	2022	2021
Stock options	$9,745	$9,174	$4,938
Restricted stock units	2,413	790	—
Employee stock purchase plan	217	231	402
Total stock-based compensation	$12,375	$10,195	$5,340

9. Income Taxes

The income tax provision (benefit) for the years ended December 31, 2023, 2022, and 2021 are as follows (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Current:
Federal	$-	$-	$-
State	2	(9)	23
Total current	2	(9)	23
Deferred:
Federal	$-	$-	$-
State	-	-	-
Total deferred	-	-	-
Total provision (benefit)	$2	$(9)	$23

A reconciliation of income tax computed at the statutory federal income tax rate to the provision (benefit) for income taxes included in the accompanying consolidated statements of operations for the Company is as follows:

	For the Years Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Income tax provision at statutory rate	21%	21%	21%
State income taxes, net of federal benefit	6%	7%	9%
Tax credits	3%	3%	3%
Stock compensation	(1)%	0%	5%
Executive compensation limitation	(1)%	(1)%	0%
Other	0%	0%	(1)%
Change in valuation allowance	(28)%	(30)%	(37)%
Effective income tax rate	0%	0%	0%

For the years ended December 31, 2023, 2022, and 2021, the Company’s effective tax rate is below the federal statutory income tax rate of 21% primarily due to state income taxes, net of federal benefit and the Company’s position to establish a full valuation allowance on its deferred tax assets.

The tax effect of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$56,701	$49,451
Stock compensation	3,707	2,905
Capitalized research expenditures	22,154	13,563
Research and development credits	8,993	6,856
Accrued expenses and other	1,064	911
Operating lease liabilities	3,735	3,969
Total deferred tax assets	96,354	77,655
Valuation allowance	(93,778)	(74,917)
Deferred tax assets recognized	2,576	2,738
Deferred tax liabilities:
Right-of-use assets	(2,357)	(2,709)
Fixed assets and depreciation	(219)	(29)
Total deferred tax liabilities	(2,576)	(2,738)
Net deferred tax assets	$-	$-

The Company has recorded a valuation allowance for its deferred tax assets that it does not believe will be realizable at a more likely than not level based on analysis of all available sources of taxable income.

As of December 31, 2023 and 2022, the Company had federal net operating loss carryforwards of $195,676 and $174,736, respectively. As of December 31, 2023, the Company had state net operating loss carryforwards for New Jersey, California, Massachusetts, and Arizona of approximately $208,817, $4,912, $6,358, and $115, respectively. At December 31, 2022, the Company had state net operating loss carryforwards for New Jersey, California, Massachusetts and Arizona of approximately $169,847, $4,912, $5,277, and $46, respectively. Federal net operating loss carryforwards of $27,500 expire beginning in the year 2033. State net operating loss carryforwards begin to expire in the year 2033. Net operating loss carryforwards related to tax years after 2017 of $168,176 do not expire. The Company also has federal and state research and development credit carryforward of approximately $12,693 and $9,749 as of December 31, 2023 and 2022, respectively. The federal credits will begin to expire in 2034 if not utilized. The California state credits carryforward indefinitely and the New Jersey state credits expire starting in 2030. The above net operating losses and research and development credits are subject to

Sections 382 and 383 of the Internal Revenue Code. In the event of a change in ownership as defined by these code sections, the usage of the net operating losses and research and development credits may be limited.

The Company accrues interest and penalties related to unrecognized tax benefits in the (benefit) provision for income taxes line item in the consolidated statements of operations and comprehensive loss. As of December 31, 2023 and 2022, the Company had not accrued any interest or penalties related to uncertain tax positions.

If the ending balance of $3,173 and $2,437 of unrecognized tax benefits as of December 31, 2023 and 2022, respectively, were recognized, none of the recognition would affect the income tax rate. The following table summarized the activity related to the Company’s unrecognized tax benefits:

	For the Year Ended
	December 31, 2023	December 31, 2022
Unrecognized tax benefits, beginning of year	$2,437	$1,654
Increases related to prior year tax positions	-	-
Increases related to current year tax positions	736	783
Unrecognized tax benefits, end of year	$3,173	$2,437

The Company does not anticipate any material change in its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business.

The Company files U.S. federal and state income tax returns with varying statutes of limitations. The Company’s tax years 2013 to 2022 will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating losses and research and development credits.

10. Net Loss per Share

The Company excluded all outstanding stock options and restricted stock units at each period end from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect. The following common stock equivalents were excluded from the calculation of diluted net loss per share:

	For the Years Ended December 31,
	2023	2022	2021
Options to purchase common stock	6,973,464	5,278,771	4,246,007
Unvested restricted common stock units	236,296	374,899	—
Expected shares to be purchased under 2020 ESPP	2,237	95,905	47,066
Total	7,211,997	5,749,575	4,293,073

11. Related Parties

The Company has consulting agreements with two members of its board of directors; one of which waived his consulting fees starting as of September 2021. Total consulting fees paid during the years ended December 31, 2023, 2022, and 2021 were $92, $111, and $110, respectively. There were no amounts owed under the consulting agreements as of December 31, 2023.

12. Subsequent Events

On January 18, 2024, the Company announced a restructuring plan involving the reduction of its workforce by approximately 30% of the Company’s employees. The Company expects the reduction in workforce to be substantially completed by June 30, 2024, and fully completed by the end of the third quarter of 2024. The Company is taking these steps in order to streamline operations, reduce costs and preserve capital as it advances into late-stage development for its lead product candidate, PC14586.

As a result of the reduction in force, the Company expects to incur aggregate non-recurring charges between approximately $1.0 to $1.4 million, consisting primarily of employee severance and benefit costs associated with the restructuring. The Company expects that most of these charges will be cash expenditures and that it will recognize the majority of these charges in the first quarter of 2024.

The estimated charges that the Company expects to incur are subject to a number of assumptions, and actual expenses may differ materially from these estimates. The Company may also incur additional costs not currently contemplated due to unanticipated events that may occur as a result of, or that are associated with, its plan.

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

As of December 31, 2023, the Company conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

Our management is also responsible for establishing and maintaining for us adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2023, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included under the captions “Directors and Corporate Governance,” “and “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the annual meeting of stockholders to be held in June 2024 to be filed with the SEC on or before April 30, 2024, or the Proxy Statement, and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended, as currently in effect.	8-K	001-39539	3.1	September 29, 2020

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	10-Q	001-39539	3.3	May 10, 2023

4.1	Description of Securities of the Registrant.	10-K	001-39539	4.1	March 3, 2021

4.2	Amended and Restated Investors’ Rights Agreement, dated July 17, 2020, by and among the Registrant and certain of its stockholders.	S-1	33-248627	4.1	September 4, 2020

4.3	Specimen common stock certificate of the Registrant.	S-1/A	333-248627	4.2	September 21, 2020

4.4	Form of Indenture.	S-3ASR	333-260012	4.4	October 4, 2021

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-248627	10.1	September 4, 2020

10.2+	2013 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1/A	333-248627	10.2	September 21, 2020

10.3+	2020 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-248627	10.3	September 21, 2020

10.4+	2020 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	333-248627	10.4	September 21, 2020

10.5+	Employment Offer Letter, dated August 17, 2020, by and between the Registrant and David H. Mack, Ph.D.	S-1	333-248627	10.5	September 4, 2020

10.6+	Employment Offer Letter, dated August 17, 2020, by and between the Registrant and Winston Kung.	S-1	333-248627	10.6	September 4, 2020

10.7+	Employment Offer Letter, dated August 18, 2020, by and between the Registrant and Leila Alland, M.D.	S-1	333-248627	10.7	September 4, 2020

10.8+	Employment Offer Letter, dated February 22, 2021, by and between the Registrant and Deepika Jalota, Pharm.D.	10-K	001-39539	10.8	March 1, 2022

10.9+	Employee Incentive Compensation Plan.	S-1	333-248627	10.9	September 4, 2020

10.10+	Change in Control and Severance Policy.	S-1	333-248627	10.10	September 4, 2020

10.11+	Amended and Restated Change in Control and Severance Policy Participation Agreement, dated August 17, 2020, by and between the Registrant and David H. Mack, Ph.D.	S-1	333-248627	10.11	September 4, 2020

10.14+	Amended and Restated Change in Control and Severance Policy Participation Agreement, dated March 23, 2022, by and between the Registrant and Deepika Jalota, Pharm.D.	10-Q	001-39539	10.14	May 10, 2022

10.15*+	Amended Outside Director Compensation Policy.

10.16	Consulting Agreement, dated January 1, 2016, by and between the Registrant and Arnold Levine, Ph.D.	S-1	333-248627	10.16	September 4, 2020

10.17	Consulting Agreement, dated May 21, 2021, by and between the Registrant and Richard Heyman, Ph.D., as amended on July 16, 2021	10-K	001-39539	10.17	March 1, 2022

10.18	Lease Agreement, dated January 8, 2021, by and between the Registrant and BMR-ONE RESEARCH WAY LLC.	10-K	001-39539	10.19	March 3, 2021

10.19	Open Market Sale Agreement, dated as of October 4, 2021, between the Registrant and Jefferies LLC	S-3ASR	333-260012	1.2	October 4, 2021

10.20*+	Consulting Agreement, dated January 5, 2024, by and between the Registrant and Winston Kung.

10.21*+	Separation Agreement, dated January 5, 2024, by and between the Registrant and Leila Alland, M.D.

10.22*+	Amended and Restated Employment Letter, dated January 5, 2024, by and between the Registrant and Michael Carulli

10.23*+	Consulting Agreement, dated February 13, 2024, by and between the Registrant and Charles Baum, MD., Ph.D.

10.24*+	Amended and Restated Change in Control and Severance Policy Participation Agreement, dated January 5, 2024, by and between the Registrant and Michael Carulli

21.1	List of Subsidiaries	10-K	001-39539	21.1	March 1, 2022

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*+	Compensation Recovery Policy

101.INS	Inline XBRL Instance Document-the Instance Document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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
David H. Mack, Ph.D.
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David H. Mack, Ph.D. and Michael Carulli, jointly and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David H. Mack David H. Mack, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2024

/s/ Michael Carulli Michael Carulli	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2024

/s/ Richard Heyman Richard Heyman, Ph.D.	Director and Chairman of the Board of Directors	February 29, 2024

/s/ Arnold Levine Arnold Levine, Ph.D.	Director	February 29, 2024

/s/ Carol Gallagher Carol Gallagher, Ph.D.	Director	February 29, 2024

/s/ Laurie Stelzer Laurie Stelzer	Director	February 29, 2024

/s/ Charles M. Baum Charles M. Baum, MD., Ph.D.	Director	February 29, 2024

/s/ Kirsten Flowers	Director	February 29, 2024
Kirsten Flowers