Form 10-Q
period 2024-03-31
PMV Pharmaceuticals, Inc.
filed 2024-05-09
CIK 1699382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 9, 2024, the registrant had 51,443,488 shares of common stock, $0.00001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, development plans, planned preclinical studies and clinical trials, future results of clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
our financial performance;
•
the sufficiency of our existing cash, cash equivalents and marketable securities to fund our future operating expenses and capital expenditure requirements;
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

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the United States Securities and Exchange Commission on February 29, 2024, as well as in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

PMV Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$47,654	$37,706
Restricted cash	822	822
Marketable securities, current	150,285	165,351
Prepaid expenses and other current assets	3,699	3,530
Total current assets	202,460	207,409
Property and equipment, net	10,903	10,666
Marketable securities, noncurrent	15,120	25,505
Right-of-use assets	8,211	8,382
Other assets	182	190
Total assets	$236,876	$252,152
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$859	$3,237
Accrued expenses	10,319	9,940
Operating lease liabilities, current	880	852
Total current liabilities	12,058	14,029
Operating lease liabilities, noncurrent	12,142	12,434
Total liabilities	24,200	26,463
Stockholders’ equity:
Preferred stock, $0.00001 par value, 5,000,000 shares authorized at March 31, 2024 and December 31, 2023. No shares issued or outstanding at March 31, 2024 and December 31, 2023.	—	—
Common stock, $0.00001 par value, 1,000,000,000 shares authorized; 51,445,862 and 51,445,862 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively.	—	—
Additional paid-in capital	538,078	535,468
Accumulated deficit	(325,273)	(310,003)
Accumulated other comprehensive (loss) income	(129)	224
Total stockholders’ equity	212,676	225,689
Total liabilities and stockholders’ equity	$236,876	$252,152

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PMV Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$13,186	$15,073
General and administrative	5,035	6,407
Total operating expenses	18,221	21,480
Loss from operations	(18,221)	(21,480)
Other income (expense):
Interest income, net	2,952	2,325
Other income (expense), net	(1)	27
Total other income (expense)	2,951	2,352
Loss before provision for income taxes	(15,270)	(19,128)
Income taxes	—	—
Net loss	(15,270)	(19,128)
Unrealized (loss) gain on available for sale investments, net of tax	(319)	329
Foreign currency translation loss	(34)	—
Total other comprehensive (loss) income	(353)	329
Total comprehensive loss	$(15,623)	$(18,799)

Net loss per share -- basic and diluted	$(0.30)	$(0.42)
Weighted-average common shares outstanding	51,445,862	45,773,357

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PMV Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2022	45,771,332	$—	$487,516	$(445)	$(241,043)	$246,028
Exercise of stock options	3,429	—	12	—	—	12
Stock-based compensation expense	—	—	2,932	—	—	2,932
Net loss	—	—	—	—	(19,128)	(19,128)
Unrealized gain on available for sale investments	—	—	—	329	—	329
Balance at March 31, 2023	45,774,761	$—	$490,460	$(116)	$(260,171)	$230,173

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2023	51,445,862	$—	$535,468	$224	$(310,003)	$225,689
Exercise of stock options	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,610	—	—	2,610
Net loss	—	—	—	—	(15,270)	(15,270)
Unrealized loss on available for sale investments	—	—	—	(319)	—	(319)
Foreign currency translation loss	—	—	—	(34)	—	(34)
Balance at March 31, 2024	51,445,862	$—	$538,078	$(129)	$(325,273)	$212,676

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PMV Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(15,270)	$(19,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,610	2,932
Depreciation	362	171
Accretion of discounts on marketable securities	(1,628)	(712)
Non-cash lease income	(92)	(89)
Other, net	8	(1)
Change in operating assets and liabilities:
Prepaid expenses and other assets	(169)	2,108
Operating lease right-of-use assets and liabilities	—	—
Accounts payable	(2,384)	(1,520)
Accrued expenses	379	1,227
Net cash used in operating activities	(16,184)	(15,012)
Cash flows from investing activities:
Purchases of property and equipment	(594)	(156)
Purchases of marketable securities	(30,489)	(23,502)
Maturities of marketable securities	57,249	73,303
Net cash provided by investing activities	26,166	49,645
Cash flows from financing activities:
Proceeds from the exercise of stock options and common stock issued under the 2020 EIP	—	12
Net cash provided by financing activities	—	12
Impact of exchange rates on cash, cash equivalents, and restricted cash	(34)
Net increase in cash and cash equivalents	9,948	34,645
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash - beginning of period	38,528	109,119
Cash, cash equivalents, and restricted cash - end of period	$48,476	$143,764
Supplemental disclosures of noncash investing activities
Accrued purchases of property and equipment	$6	$298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

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

The Company has incurred net losses and negative cash flows from operations since its inception. During the three months ended March 31, 2024, the Company incurred a net loss of $15,270. For the three months ended March 31, 2024, the Company used $16,184 of cash for operations. At March 31, 2024, the Company had an accumulated deficit of $325,273. Cash, cash equivalents, and marketable securities were $213,059 as of March 31, 2024. Management expects to incur substantial additional operating losses for the next several years and may need to obtain additional debt or equity financings in order to complete development of its products, obtain regulatory approvals, launch and commercialize its products and continue research and development programs. The Company believes it has adequate cash, cash equivalents, and marketable securities to operate for the next 12 months from the date of issuance of these condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited condensed consolidated financial statements for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on February 29, 2024. Since the date of those condensed consolidated financial statements, there have been no changes to its significant accounting policies.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the interim period reporting requirements of Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of March 31, 2024, the condensed consolidated statements of operations and comprehensive loss, stockholders’ equity, and statements of cash flows for the three months ended March 31, 2024 and 2023, are unaudited, but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for any interim period are not necessarily indicative of results for the year ending December 31, 2024, or for any other subsequent interim period. The condensed consolidated balance sheet as of December 31, 2023, has been derived from our audited condensed consolidated financial statements.

The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary, PMV Pharma Australia Pvt Ltd. All significant intercompany transactions and balances have been eliminated upon consolidation. These condensed consolidated financial statements are presented in United States ("U.S.") Dollars, which is also the functional currency of the Company.

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, research and development costs, accrued research and development costs and related prepaid expenses. Actual results could differ materially from those estimates.

Cash, Cash Equivalents and Marketable Securities

Management considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

The Company’s marketable debt securities have been classified and accounted for as available-for-sale. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term. The Company’s marketable debt securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive loss in stockholders’ equity. Premiums and discounts on marketable debt securities are amortized into earnings over the life of the security and recorded on the interest income, net line of the income statement. For the three months ended March 31, 2024 and 2023, the Company recorded $1,628 and $712 of accretion, respectively.

Restricted cash as of March 31, 2024 and December 31, 2023 included a $822 deposit at the Company’s commercial bank underlying a stand-by letter of credit issued in favor of a landlord (See Note 6) and is classified in current assets.

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

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents and marketable securities. Cash and cash equivalents were held at two financial institutions. At times, such deposits may be in excess of insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company’s marketable securities are carried at fair value and include any unrealized gains and losses. Any investments with unrealized losses are considered to be temporarily impaired.

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

3. Fair Value Measurements

The Company’s financial assets consist of money market funds, U.S. government debt securities and corporate debt securities. The following tables show the Company’s cash equivalents and available-for-sale securities’ carrying amounts and fair values as of March 31, 2024, and December 31, 2023:

	As of March 31, 2024
	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Quoted priced in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Money market funds	$39,666	$—	$—	$39,666	$39,666	$—	$—
Corporate securities	52,020	8	(16)	52,012	5,572	46,440	—
Government securities	121,494	—	(120)	121,374	95,418	25,956	—
Total financial assets	$213,180	$8	$(136)	$213,052	$140,656	$72,396	$—

	As of December 31, 2023
	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Quoted Priced in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Money market funds	$37,694	$—	$—	$37,694	$37,694	$—	$—
Corporate securities	69,995	48	—	70,043	5,577	64,466	—
Government securities	120,670	143	—	120,813	92,297	28,516	—
Total financial assets	$228,359	$191	$—	$228,550	$135,568	$92,982	$—

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

Cash Equivalents — As of March 31, 2024, the Company had aggregate cash and cash equivalents of $47,654, including cash equivalents of $47,647, consisting of money market funds and corporate securities. As of December 31, 2023, the Company had aggregate cash and cash equivalents of $37,706, including cash equivalents of $37,694, consisting of money market funds. Money market funds and certificates of deposit are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets, whereas corporate debt securities are classified within level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are observable for the asset or liability either directly or indirectly.

Marketable Securities — Marketable securities of $165,405 as of March 31, 2024, consisted of corporate debt securities of $44,031 and government debt securities of $121,374. There were $150,285 current marketable securities and $15,120 noncurrent marketable securities as of March 31, 2024. Marketable securities of $190,856 as of December 31, 2023, consisted of corporate debt securities of $70,043 and government debt securities of $120,813. There were $165,351 current marketable securities and $25,505 noncurrent marketable securities as of December 31, 2023.

As of March 31, 2024, and December 31, 2023, aggregated gross unrealized losses of available-for-sale investments were not material, and accordingly, no allowance for credit losses was recorded.

4. Property and Equipment, Net

	March 31, 2024	December 31, 2023
Machinery & equipment	3,089	$3,089
Computers	13	13
Furniture & fixtures	69	69
Leasehold improvements	11,364	10,765
Total property and equipment	14,535	13,936
Less: Accumulated depreciation	(3,632)	(3,270)
Property and equipment, net	$10,903	$10,666

Depreciation expense for the three months ended March 31, 2024 and 2023 was $362 and $171, respectively.

5. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2024	December 31, 2023
Accrued compensation	$2,220	$4,498
Accrued legal and professional services	248	172
Accrued research and development costs	7,851	5,270
Total	$10,319	$9,940

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

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

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

In January 2021, the Company signed a lease for 50,581 square feet of office and laboratory space at One Research Way in Princeton, New Jersey. That lease term extends through 2032, has a five-year extension option, and replaced the Company’s two existing facilities as the Company’s headquarters in March 2023. Payment under this lease will total $19,889 through May 2032. The Company received a lease incentive of $4,046 from the lessor for a buildout of laboratory, vivarium, and office space, to be reimbursed to the Company in 2022 and 2023. Management estimated the timing and amounts of reimbursements and included them as a reduction of lease payments when initially measuring the lease liability and right-of-use asset upon commencement. Since the inception date of the lease, $3,806 reimbursements were received. For the three months ended March 31, 2024, no reimbursements were received.

The components of lease cost for the three months ended March 31, 2024 and 2023, are as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating lease cost	$355	$597
Variable lease cost	133	319
Total lease cost	$488	$916

Amounts reported in the balance sheet for leases where the Company is the lessee as of March 31, 2024, and December 31, 2023, are as follows:

Operating Leases (in thousands, except lease term and discount rate data):	March 31, 2024	December 31, 2023
Right-of-use assets, operating leases	$8,211	$8,382

Operating lease liabilities, current	$880	$852
Operating lease liabilities, non-current	12,142	12,434
Total operating lease liabilities	$13,022	$13,286

Weighted-average remaining lease term (years)	8.17	8.42
Weighted-average discount rate	5.75%	5.75%

Other information related to leases for the three months ended March 31, 2024 and 2023, respectively, as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash paid for amounts included in the measurement of lease liabilities	$447	$686

Future minimum lease payments, net of reimbursements, remaining as of March 31, 2024, under operating leases by fiscal year were as follows:

Fiscal year	(in thousands)
2024	$1,127
2025	1,869
2026	1,925
2027	1,983
2028	2,042
Thereafter	7,453
Total minimum lease payments	$16,399
Less: Amounts representing imputed interest	(3,377)
Present value of lease liabilities	$13,022

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

Rent expense recorded during the three months ended March 31, 2024 and 2023 was $355 and $597, respectively.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when future expenditures are probable and such expenditures can be reasonably estimated.

7. Stockholders’ Equity

The Company is authorized to issue up to 1,000,000,000 shares of common stock with a par value of $0.00001 per share and 5,000,000 shares of preferred stock with a par value of $0.00001 per share. At March 31, 2024 and December 31, 2023, there were 51,445,862 and 51,445,862 shares of common stock issued and outstanding, respectively.

Common stockholders are entitled to receive dividends if and when declared by the board of directors subject to the rights of any preferred stockholders. As of March 31, 2024, no dividends on common stock had been declared by the Company.

ATM Program

On October 4, 2021, the Company entered into an at-the-market offering program (the “ATM Program”) pursuant to which, the Company may offer and sell shares of its common stock having aggregate gross sales proceeds of up to $150.0 million from time to time. During the three months ended March 31, 2024, the Company did not sell any shares of its common stock under the ATM Program. As of March 31, 2024, the Company has approximately $113.8 million remaining in gross proceeds available for future issuances of common stock under the ATM Program.

8. Stock Plan

2020 Equity Incentive Plan

The 2020 Equity Incentive Plan (the “2020 Plan”) was approved by the Company's board of directors on September 24, 2020. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors, and consultants. The number of shares of common stock initially reserved for issuance under the 2020 Plan was 4,406,374, which shall be increased, upon approval by the Company's board of directors, on January 1, 2021 and each January 1 thereafter, in an amount equal to the least of (i) 4,406,374 shares of common stock, (ii) five percent (5%) of the outstanding common stock on the immediately preceding December 31, or (iii) such number of common stock determined by the board of directors no later than the immediately preceding December 31. For 2024, the compensation committee of the Company's board of directors, as the 2020 Plan administrator, exercised its discretion under clause (ii) to increase the number of shares of common stock reserved for issuance under the 2020 Plan by 2,572,174 shares, effective as of January 1, 2024. As of March 31, 2024, there were 4,954,570 shares available for issuance under the 2020 Plan.

On September 9, 2022, the Company granted 374,899 Restricted Stock Units (“RSUs”) to employees pursuant to an employee retention program approved by the compensation committee of the Company's board of directors. The RSUs have graded vesting on an annual basis for two years of continuous service, as per the 2020 Plan.

On January 18, 2024, the Company granted 952,665 RSUs to employees VP-level or higher, pursuant to an employee retention program approved by the compensation committee of the Company's board of directors. The RSUs are scheduled to vest on June 30, 2025, based on approximately one and a half years of continuous service, as per the 2020 Plan.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was approved by the Company's board of directors on September 24, 2020. A total of 400,752 shares of common stock were initially reserved for issuance under this plan, which shall be increased, upon approval by the Company's board of directors, on January 1, 2021 and each January 1 thereafter, to the lesser of (i) 801,504 shares of common stock, (ii) 1% of the outstanding shares of common stock on the last day of the

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

immediately preceding fiscal year, or (iii) an amount determined by the board of directors or any of its committees no later than the last day of the immediately preceding fiscal year. For 2024, the 2020 ESPP reserved shares were increased under clause (ii) by 514,434 shares, effective as of January 1, 2024. As of March 31, 2024, 202,345 shares are issued or outstanding, and there were 1,571,266 shares available for issuance, under the 2020 ESPP.

Stock Options

The following table summarizes option activity for the three-month period ended March 31, 2024:

		Options Outstanding
				Weighted-
			Weighted	Average	Aggregate
	Shares		Average	Remaining	Intrinsic
	Available	Number of	Exercise	Contractual Life	Value
	for Grant	Options	Price	(in years)	(in 000s)
Balances at December 31, 2023	4,474,411	6,973,464	$9.44	7.01	$990
Shares reserved for issuance	2,572,174	—	—
Options granted	(2,776,030)	2,776,030	$1.79
Options forfeited / cancelled	684,015	(684,015)	$9.41
Options exercised	—	—	—
Balances at March 31, 2024 (unaudited)	4,954,570	9,065,479	$7.10	6.91	$273
At March 31, 2024
Vested and expected to vest		9,065,479	$7.10	6.91	$273
Exercisable		4,506,573	$8.87	4.54	$259

At March 31, 2024, the total compensation cost related to nonvested awards not yet recognized was $16,250. The weighted-average period over which the nonvested awards is expected to be recognized was 2.8 years.

The Company estimated the fair value of the options using the Black-Scholes options valuation model. The fair value of the options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value was estimated using the following assumptions:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023
Risk-free interest rate	3.82% - 4.26%	3.58%
Expected life (in years)	6.02 - 6.25	6.25
Dividend yield	0%	0%
Expected volatility	86.76%	79.90%

The weighted average assumptions used to estimate the fair value of stock purchase rights under the ESPP are as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023
Risk-free interest rate	5.43%	4.65%
Expected life (in years)	0.49	0.49
Dividend yield	0%	0%
Expected volatility	76.22%	76.33%

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

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

Volatility: Volatility is based on the historical volatility of the Company's publicly traded shares for the expected term.

Restricted Stock Units

The following table presents RSU activity under the 2020 Plan as of March 31, 2024:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2023	236,296	$13.60
Granted	952,665	1.80
Forfeited	(52,550)	3.50
Unvested shares at March 31, 2024	1,136,411	$4.18

As of March 31, 2024, there was $2,196 of unrecognized compensation cost related to RSUs that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 1.1 years.

Stock-based compensation expense recorded under ASC 718 related to stock options and RSUs granted and common stock issued under the 2020 ESPP were allocated to research and development and general and administrative expense as follows:

	For the Three Months Ended
	March 31,	March 31,
	2024	2023
Research and development	$975	$1,263
General and administrative	1,635	1,669
Total stock-based compensation	$2,610	$2,932

Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows:

	For the Three Months Ended
	March 31,	March 31,
	2024	2023
Stock options	$2,214	$2,281
Restricted stock units	342	597
Employee stock purchase plan	54	54
Total stock-based compensation	$2,610	$2,932

9. Income Taxes

During the three months ended March 31, 2024 and 2023, the Company recorded a full valuation allowance on federal and state net deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

10. Net Loss per Share

The Company excluded all outstanding stock options and restricted stock awards at each period end from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

would have had an anti-dilutive effect. The following common stock equivalents were excluded from the calculation of diluted net loss per share:

	As of March 31,
	2024	2023
Options to purchase common stock	9,065,479	5,310,011
Unvested RSUs	1,136,411	374,899
Expected shares to be purchased under 2020 ESPP	11,405	47,974
Total	10,213,295	5,732,884

11. Related Parties

The Company has consulting agreements with three members of its board of directors; one of which waived his consulting fees starting as of September 2021. Total consulting fees paid during the three months ended March 31, 2024 and 2023 were $37 and $8, respectively. There were no amounts owed under the consulting agreements as of March 31, 2024.

12. Restructuring

On January 18, 2024, the Company announced a restructuring plan involving the reduction of its workforce by approximately 30% of the Company's employees. Substantially all of the costs under the restructuring plan were incurred during the three months ended March 31, 2024. The remaining expected costs are not expected to be material and will be complete by September 30, 2024. The Company is taking these steps in order to streamline operations, reduce costs and preserve capital as it advances into late-stage development for its lead product candidate, PC14586.

As a result of the reduction in force, the Company incurred an aggregate non-recurring charge of $675, consisting primarily of employee severance and benefit costs associated with the restructuring. The Company has recorded these charges in research and development expenses in the accompanying condensed consolidated statement of operations based on responsibilities of the impacted employees. The restructuring expenditure of $675 was recognized in March 2024.

The following sets forth information regarding the balances and activity associated with the Company's accrued employee severance and benefits costs (in thousands):

	Balance as of December 31, 2023	Expenses, net	Cash	Balance as of March 31, 2024
Employee severance and benefit costs	—	675	(392)	283

13. Subsequent Event

The State of New Jersey’s Technology Business Tax Certificate Program allows certain high technology and biotechnology companies to sell unused net operating loss (“NOL”) carryforwards and R&D tax credits to other New Jersey-based corporate taxpayers. We have applied for and received preliminary confirmation for our sale of NOLs and R&D tax credits related to the tax years ended December 31, 2015 to 2020 in the amount of approximately $16,176, which we expect to recognize in the second quarter of 2024, upon receipt of the certificates for the refund. Subsequent to March 31, 2024, the Company received the entire $16,176 of expected cash for the NOL and R&D tax credit sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q and our audited condensed consolidated financial statements and notes thereto as of and for the years ended December 31, 2023 and 2022 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “Contractual Obligations and Commitments” and “Critical Accounting Policies and Estimates,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission, or the SEC, on February 29, 2024. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to PMV Pharmaceuticals, Inc.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to those set forth under the captions “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as updated by our subsequent filings under the Securities Exchange Act of 1934, as amended. Furthermore, past operating results are not necessarily indicative of results that may occur in future periods.

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

Since our formation in March 2013, we have devoted substantially all of our time and efforts to performing research and development activities and raising capital. We are not profitable and have incurred losses in each year since our inception. During the three months ended March 31, 2024, the Company incurred net losses of $15.3 million. As of March 31, 2024, we had an accumulated deficit of $325.3 million. We do not currently have any product candidates approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We initiated a Phase 1/2 clinical trial, PYNNACLE, in October 2020 for our lead product candidate, PC14586 (rezatapopt). In October 2020, we were granted FDA Fast Track Designation of PC14586 for the treatment of patients with locally advanced or metastatic solid tumors that have a p53 Y220C mutation. In July 2023, we concluded our End of Phase 1 meeting with the FDA with alignment on the recommended Phase 2 dose and key elements of the single arm, Phase 2 registrational portion of the PYNNACLE study. In October 2023, we presented our updated Phase 1 clinical data for PC14586 at the 2023 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics Meeting. We dosed our first patient in the pivotal Phase 2 monotherapy portion of our PYNNACLE trial in the first quarter of 2024. In addition, in December 2022, we opened a separate Phase 1b arm within the existing Phase 1/2 PYNNACLE trial combining PC14586 with KEYTRUDA® (pembrolizumab) in collaboration with Merck and Co. In March 2024, Phase 1 data from the PYNNACLE clinical trial for PC14586 was presented at the 2024 SGO Annual Meeting on Women's Cancer.

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

We do not allocate our costs by product candidate or development program, as a significant amount of research and development expenses include compensation costs, materials, supplies, depreciation on and maintenance of research equipment, and the cost of services provided by outside contractors, which are not tracked by product candidate or development program. In particular, with respect to internal costs, several of our departments support multiple product candidate research and development programs, and therefore the costs cannot be allocated to a particular product candidate or development program. Substantially all of our research and development costs are associated with our lead product candidate, PC14586 (rezatapopt). We initiated a Phase 1/2 clinical trial in October 2020 for our lead product candidate, PC14586. In October 2020, we were granted FDA Fast Track Designation of PC14586 for the treatment of patients with locally advanced or metastatic solid tumors that have a p53 Y220C mutation. In October 2023, we presented our updated Phase 1 clinical data for PC14586 at the 2023 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics Meeting. We dosed our first patient in the first quarter of 2024 in the registrational, tumor-agnostic PYNNACLE Phase 2 trial of PC14586 in patients with advanced solid tumors harboring a TP53 Y220C mutation and KRAS wild-type (WT). In December 2022, we opened a separate Phase 1b arm within the existing Phase 1/2 PYNNACLE trial combining PC14586 with KEYTRUDA® (pembrolizumab) in collaboration with Merck and Co. In March 2024, Phase 1 data from the PYNNACLE clinical trial for PC14586 was presented at the 2024 SGO Annual Meeting on Women's Cancer.

We expect our research and development expenses to increase substantially in absolute dollars in the future as we advance our product candidates into and through clinical trials and pursue regulatory approval of our product candidates. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our product candidates may be affected by a variety of factors including: the safety and efficacy of our product candidates, clinical data, investment in our clinical program, the ability of any future collaborators to successfully develop our licensed product candidates, competition, manufacturing capability, and commercial viability. We may never succeed in achieving regulatory approval for any of our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects.

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

Interest Income, Net

Interest income, net primarily consists of interest income from our interest-bearing cash, cash equivalents and marketable securities and interest costs related to accretion and amortization of discounts and premiums on marketable securities.

Results of Operations

Comparison of the Three Months ended March 31, 2024 and 2023.

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
Statement of operations data:	2024 (Unaudited)	2023 (Unaudited)	Change
Operating expenses:
Research and development	$13,186	$15,073	$(1,887)
General and administrative	5,035	6,407	(1,372)

Total operating expenses	18,221	21,480	(3,259)

Loss from operations	(18,221)	(21,480)	3,259
Other income (expense):
Interest income, net	2,952	2,325	627
Other income (expense), net	(1)	27	(28)

Total other income (expense)	2,951	2,352	599

Loss before (benefit) provision for income taxes	(15,270)	(19,128)	3,858
(Benefit) provision for income taxes	—	—	—

Net loss	$(15,270)	$(19,128)	$3,858

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Three Months Ended March 31,
Statement of operations data:	2024 (Unaudited)	2023 (Unaudited)	Change
Research	$1,078	$1,538	$(460)
Development	6,788	8,838	(2,050)
Personnel related	4,345	3,434	911
Stock-based compensation	975	1,263	(288)
Total	$13,186	$15,073	$(1,887)

Research and development expenses were $13.2 million for the three months ended March 31, 2024, compared to $15.1 million for the three months ended March 31, 2023. The decrease of $1.9 million, compared to the three months ended March 31, 2023, was primarily due to the following:

•
$2.5 million decrease in research and development expenses largely driven by decreased contractual research organization costs, offset by
•
$0.6 million increase in personnel related costs and stock-based compensation as a result of the non-recurring charges from our reduction in force initiated in January 2024.

General and Administrative Expenses

General and administrative expenses were $5.0 million for the three months ended March 31, 2024, compared to $6.4 million for the three months ended March 31, 2023. The decrease of $1.4 million, compared to the three months ended March 31, 2023, was primarily due to following:

•
$0.7 million decrease in facility and equipment expenses due to expiration of three leases, $0.3 million decrease in director and officer insurance fees and legal expenses, and $0.4 million decrease in personnel expenses driven by decrease in headcount.

Interest Income, Net

Interest income, net primarily consists of interest income from our interest-bearing cash, cash equivalents and marketable securities and interest costs related to accretion and amortization of discounts and premiums on marketable securities. Interest income, net was $3.0 million for the three months ended March 31, 2024, compared to $2.4 million for the three months March 31, 2023. The increase of $0.6 million compared to the three months ended March 31, 2023, is driven by increased interest rates from cash and investments in marketable securities and U.S treasuries during the three months ended March 31, 2024.

Liquidity and Capital Resources

Our financial condition is summarized as follows (in thousands):

	As of March 31,	As of December 31,
	2024	2023	Change
Financial assets:
Cash and cash equivalents	$47,654	$37,706	$9,948
Marketable securities – current	150,285	165,351	(15,066)
Marketable securities – noncurrent	15,120	25,505	(10,385)
Total financial assets	$213,059	$228,562	$(15,503)

Working capital:
Current assets	$202,460	$207,409	$(4,949)
Current liabilities	(12,058)	(14,029)	1,971
Total working capital	$190,402	$193,380	$(2,978)

Sources of Liquidity

Since our inception, we have not generated any revenue from any product sales or any other sources and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. As of March 31, 2024, we had cash, cash equivalents and marketable securities of $213.1 million and an accumulated deficit of $325.3 million.

We have a shelf registration statement on Form S-3 on file with the SEC, which registers the offering, issuance, and sale of up to $200 million of various equity and debt securities and up to $150 million of common stock pursuant to our at-the-market equity offering program, dated October 4, 2021, or the ATM Program. During the three months ended March 31, 2024, the Company did not sell any shares of its common stock under the ATM Program. As of March 31, 2024, we have approximately $113.8 million remaining in gross proceeds available for future issuances of common stock under the ATM Program.

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

In January 2021, we signed a lease for 50,581 square feet of office and laboratory space at One Research Way in Princeton, New Jersey. That lease term extends through 2032 and has a five-year extension option. Amounts related to future lease payments as of March 31, 2024, totaled $14.8 million, with $1.4 million, net $0.2 million of cash reimbursements, to be paid within the next 12 months.

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

Due to our significant research and development expenditures, we have generated substantial operating losses in each period since inception. We have incurred an accumulated deficit of $325.3 million through March 31, 2024. We expect to incur substantial additional losses in the future as we expand our research and development activities. For the three months ended March 31, 2024 and 2023, our cash operating expenditures were $16.2 million and $15.0 million, respectively. Based on our research and development plans, we expect that our cash, cash equivalents and marketable securities as of March 31, 2024 will be sufficient to fund our operations to the end of 2026.

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

Cash Flows

The following table summarizes our cash flows for the period indicated (in thousands):

	Three Months Ended March 31,
	2024 (Unaudited)	2023 (Unaudited)
Cash used in operating activities	$(16,184)	$(15,012)
Cash provided by (used in) investing activities	26,166	49,645
Cash provided by financing activities	—	12
Impact of exchange rates on cash, cash equivalents, and restricted cash	(34)	—
Net increase (decrease) in cash and cash equivalents	$9,948	$34,645

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024, was $16.2 million, which consisted primarily of net loss of $15.3 million partially offset by non-cash charges of $1.3 million. Changes in our net operating assets decreased operating cash by $2.2 million. The non-cash charges primarily consisted of stock-based compensation of $2.6 million, accretion of discounts on marketable securities of $1.6 million, depreciation of $0.4 million, and non-cash lease income of $0.1 million. The change in our net operating assets and liabilities was primarily due to an increase in prepaid expenses and other assets, a decrease in outstanding payables and an increase in accrued expenses.

Net cash used in operating activities for the three months ended March 31, 2023, was $15.0 million, which consisted primarily of net loss of $19.1 million partially offset by non-cash charges of $2.3 million. Changes in our net operating assets increased operating cash by $1.8 million. The non-cash charges primarily consisted of stock-based compensation of $2.9 million, accretion of discounts on marketable securities of $0.7 million, depreciation of $0.2 million, and non-cash lease expense of $0.1 million. The change in our net operating assets and liabilities was primarily due to a decrease in prepaid expenses and other assets, an increase in accrued expenses, offset by a decrease in outstanding payables.

Investing Activities

Our investing activities provided $26.2 million of cash during the three months ended March 31, 2024, which consisted primarily of maturities of marketable securities of $57.2 million, partially offset by purchases of marketable securities of $30.5 million, along with purchase of property and equipment of $0.6 million.

Our investing activities provided $49.6 million of cash during the three months ended March 31, 2023, which consisted primarily of maturities of marketable securities of $73.3 million, purchases of marketable securities of $23.5 million, along with purchase of property and equipment of $0.2 million.

Financing Activities

For the three months ended March 31, 2024 and 2023, net cash provided by financing activities was zero.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the amounts reported in those condensed consolidated financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

We believe that the accounting policies described below involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of our operations. During the three-month period ended March 31, 2024, there were no material changes to our critical accounting policies from those described in our audited condensed consolidated financial statements for the year ended December 31, 2023, included in our Annual Report on Form 10-K filed with the SEC on February 29, 2024, except as noted below.

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

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the condensed consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

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

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 of the notes to our unaudited condensed consolidated financial statements for the three months ended March 31, 2024 included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks.

We had cash, cash equivalents, and marketable securities of $213.1 million and restricted cash of $0.8 million as of March 31, 2024. The Company’s cash equivalents consist of interest-bearing U.S. treasury securities, money market funds, and corporate debt securities. Our exposure due to changes in interest rates is not material due to the nature and amount of our money-market funds and marketable securities.

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

We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

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

Item 1A. Risk Factors.

Other than as described below, there have been no additional material changes to the Company’s risk factors as set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on February 29, 2024. You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on February 29, 2024.

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

In addition to the use of tariffs and other traditional trade tools, the U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. In particular, the U.S. has made or considered making a broad set of trade-related or security-related policy changes with respect to specific counterparty countries, most significantly China, to create various limitations on cross-border operations. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, financial condition, and results of operations would be materially adversely affected.

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

We have a shelf registration statement on Form S-3 (File No. 333-260012), which was declared effective by the SEC on April 28, 2022. The shelf registration statement consists of (i) a base prospectus pursuant to which we may offer and sell, from time to time, up to $200 million of shares of our common stock, shares of our preferred stock, various series of debt securities and warrants to purchase any of such securities in one or more registered offerings, and (ii) a prospectus supplement pursuant to which we may offer and sell, from time to time, up to $150 million of shares of common stock in "at-the-market" offerings. During the three months ended March 31, 2024, the Company did not sell any shares of its common stock under the ATM Program. As of March 31, 2024, we have approximately $113.8 million remaining in gross proceeds available for future issuances of common stock under the ATM Program. There has been no material change in the planned use of proceeds as described in the shelf registration statement. None of the offering expenses were paid or payable, directly, or indirectly, to our directors, officers, or persons owning 10% or more of any class of equity securities or to our affiliates.

(c) Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39539	3.1	September 29, 2020

3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-39539	3.2	May 10, 2023

10.4+	2020 Employee Stock Purchase Plan and forms of agreements thereunder

31.1+	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

PMV Pharmaceuticals, Inc.

Date: May 9, 2024	By:	/s/ David H. Mack
David H. Mack, Ph.D.
President, Chief Executive Officer, and Director
(Principal Executive Officer)

PMV Pharmaceuticals, Inc.

Date: May 9, 2024	By:	/s/ Michael Carulli
Michael Carulli
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)