Form 10-Q
period 2024-06-30
PMV Pharmaceuticals, Inc.
filed 2024-08-08
CIK 1699382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 7, 2024, the registrant had 51,519,751 shares of common stock, $0.00001 par value per share, outstanding.

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
•
the timing or likelihood of regulatory filings and approvals, including our expectation to seek accelerated reviews or special designations, such as breakthrough therapy and orphan drug designation, for our product candidates, including our intention to seek accelerated approval for PC14586, our lead product candidate, for tumor-agnostic indication;
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
•
our estimates, assumptions, projections and expectations regarding future costs savings and expenses associated with the announced restructuring plan and reduction in force; and
•
our expectations regarding the impact of the macroeconomic and geopolitical environment, including inflation, rising interest rates, increased volatility in the debt and equity markets, instability in the global banking system, global pandemics and other public health emergencies, and geopolitical conflicts, and their potentially material adverse impact on our business and the execution of our clinical trials.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

PMV Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	June 30, 2024 (unaudited)	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$48,526	$37,706
Restricted cash	822	822
Marketable securities, current	164,393	165,351
Prepaid expenses and other current assets	5,048	3,530
Total current assets	218,789	207,409
Property and equipment, net	10,530	10,666
Marketable securities, noncurrent	—	25,505
Right-of-use assets	8,038	8,382
Other assets	182	190
Total assets	$237,539	$252,152
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,533	$3,237
Accrued expenses	5,701	9,940
Operating lease liabilities, current	1,151	852
Total current liabilities	11,385	14,029
Operating lease liabilities, noncurrent	11,839	12,434
Total liabilities	23,224	26,463
Stockholders’ equity:
Preferred stock, $0.00001 par value, 5,000,000 shares authorized at June 30, 2024 and December 31, 2023. No shares issued or outstanding at June 30, 2024 and December 31, 2023.	—	—
Common stock, $0.00001 par value, 1,000,000,000 shares authorized; 51,522,125 and 51,445,862 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.	—	—
Additional paid-in capital	540,986	535,468
Accumulated deficit	(326,486)	(310,003)
Accumulated other comprehensive (loss) income	(185)	224
Total stockholders’ equity	214,315	225,689
Total liabilities and stockholders’ equity	$237,539	$252,152

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PMV Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$14,628	$13,843	$27,813	$28,916
General and administrative	5,542	6,279	10,578	12,686
Total operating expenses	20,170	20,122	38,391	41,602
Loss from operations	(20,170)	(20,122)	(38,391)	(41,602)
Other income (expense):
Interest income, net	2,801	2,696	5,753	5,022
Other (expense) income, net	(17)	(6)	(18)	20
Total other income	2,784	2,690	5,735	5,042
Loss before provision for income taxes	(17,386)	(17,432)	(32,656)	(36,560)
(Benefit) provision income taxes	(16,173)	4	(16,173)	4
Net loss	(1,213)	(17,436)	(16,483)	(36,564)
Unrealized (loss) gain on available for sale investments, net of tax	(61)	(212)	(380)	117
Foreign currency translation gain (loss)	5	—	(28)	—
Total other comprehensive (loss) income	(56)	(212)	(408)	117
Total comprehensive loss	$(1,269)	$(17,648)	$(16,891)	$(36,447)

Net loss per share -- basic and diluted	$(0.02)	$(0.38)	$(0.32)	$(0.80)
Weighted-average common shares outstanding	51,478,751	45,813,132	51,462,307	45,793,355

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PMV Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2022	45,771,332	$—	$487,516	$(445)	$(241,043)	$246,028
Exercise of stock options	3,429	—	12	—	—	12
Stock-based compensation expense	—	—	2,932	—	—	2,932
Net loss	—	—	—	—	(19,128)	(19,128)
Unrealized gain on available for sale investments	—	—	—	329	—	329
Balance at March 31, 2023	45,774,761	$—	$490,460	$(116)	$(260,171)	$230,173
Exercise of stock options and common stock issued under the 2020 ESPP	24,417	—	105	—	—	105
Issuance of common stock, net of issuance costs	344,358	—	2,026	—	—	2,026
Stock-based compensation expense	—	—	3,153	—	—	3,153
Net loss	—	—	—	—	(17,436)	(17,436)
Unrealized loss on available for sale investments	—	—	—	(212)	—	(212)
Balance at June 30, 2023	46,143,536	$—	$495,744	$(328)	$(277,607)	$217,809

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2023	51,445,862	$—	$535,468	$224	$(310,003)	$225,689
Exercise of stock options	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,610	—	—	2,610
Net loss	—	—	—	—	(15,270)	(15,270)
Unrealized loss on available for sale investments	—	—	—	(319)	—	(319)
Foreign currency translation loss	—	—	—	(34)	—	(34)
Balance at March 31, 2024	51,445,862	$—	$538,078	$(129)	$(325,273)	$212,676
Exercise of stock options and common stock issued under the 2020 ESPP	76,263	—	141	—	—	141
Stock-based compensation expense	—	—	2,767	—	—	2,767
Net loss	—	—	—	—	(1,213)	(1,213)
Unrealized loss on available for sale investments	—	—	—	(61)	—	(61)
Foreign currency translation gain	—	—	—	5	—	5
Balance at June 30, 2024	51,522,125	$—	$540,986	$(185)	$(326,486)	$214,315

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PMV Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(16,483)	$(36,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,377	6,085
Depreciation	734	540
Accretion of discounts on marketable securities	(3,004)	(1,669)
Non-cash lease income	(193)	(188)
Other, net	7	—
Change in operating assets and liabilities:
Prepaid expenses and other assets	(1,518)	2,758
Operating lease right-of-use assets and liabilities	241	—
Accounts payable	1,296	493
Accrued expenses	(4,239)	632
Net cash used in operating activities	(17,782)	(27,913)
Cash flows from investing activities:
Purchases of property and equipment	(598)	(721)
Purchases of marketable securities	(71,374)	(129,552)
Maturities of marketable securities	100,461	115,955
Net cash provided (used) by investing activities	28,489	(14,318)
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	—	2,026
Proceeds from the exercise of stock options and common stock issued under the 2020 EIP	141	117
Net cash provided by financing activities	141	2,143
Impact of exchange rates on cash, cash equivalents, and restricted cash	(28)	—
Net increase (decrease) in cash and cash equivalents	10,820	(40,088)
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash - beginning of period	38,528	109,119
Cash, cash equivalents, and restricted cash - end of period	$49,348	$69,031

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

The Company is subject to risks and uncertainties common to clinical stage companies in the biotechnology industry including, but not limited to, technical risks associated with the successful research, development and manufacturing of product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Current and future programs will require significant research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

The Company has incurred net losses and negative cash flows from operations since its inception. During the three and six months ended June 30, 2024, the Company incurred a net loss of $1,213 and $16,483, respectively. For the six months ended June 30, 2024, the Company used $17,782 of cash for operations. At June 30, 2024, the Company had an accumulated deficit of $326,486. Cash, cash equivalents, and marketable securities were $212,919 as of June 30, 2024. Management expects to incur substantial additional operating losses for the next several years and may need to obtain additional debt or equity financings in order to complete development of its products, obtain regulatory approvals, launch and commercialize its products and continue research and development programs. The Company believes it has adequate cash, cash equivalents, and marketable securities to operate for the next 12 months from the date of issuance of these condensed consolidated financial statements.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the interim period reporting requirements of Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of June 30, 2024, the condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of stockholders’ equity and condensed consolidated statements of statements of cash flows for the three and six months ended June 30, 2024 and 2023 are unaudited, but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for any interim period are not necessarily indicative of results for the year ending December 31, 2024, or for any other subsequent interim period. The condensed consolidated balance sheet as of December 31, 2023, has been derived from our audited condensed consolidated financial statements.

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

Cash, Cash Equivalents, and Marketable Securities

Management considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

The Company’s marketable debt securities have been classified and accounted for as available-for-sale. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term. The Company’s marketable debt securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive loss in stockholders’ equity. Premiums and discounts on marketable debt securities are amortized into earnings over the life of the security and recorded on the interest income, net line of the income statement. For the six months ended June 30, 2024 and 2023, the Company recorded $3,004 and $1,670 of accretion, respectively.

Restricted cash as of June 30, 2024 and December 31, 2023 included a $822 deposit at the Company’s commercial bank underlying a stand-by letter of credit issued in favor of a landlord (See Note 6) and is classified in current assets.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, and marketable securities. Cash and cash equivalents were held at primarily two financial institutions. At times, such deposits may be in excess of insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company’s marketable securities are carried at fair value and include any unrealized gains and losses. Any investments with unrealized losses are considered to be temporarily impaired.

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

3. Fair Value Measurements

The Company’s financial assets consist of money market funds, U.S. government debt securities and corporate debt securities. The following tables show the Company’s cash equivalents and available-for-sale securities’ carrying amounts and fair values as of June 30, 2024, and December 31, 2023:

	As of June 30, 2024
	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Quoted priced in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Money market funds	$48,437	$—	$—	$48,437	$48,437	$—	$—
Corporate securities	42,644	2	(29)	42,617	3,608	39,009	—
Government securities	121,941	—	(164)	121,777	95,827	25,950	—
Total financial assets	$213,022	$2	$(193)	$212,831	$147,872	$64,959	$—

	As of December 31, 2023
	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Quoted Priced in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Money market funds	$37,694	$—	$—	$37,694	$37,694	$—	$—
Corporate securities	69,995	48	—	70,043	5,577	64,466	—
Government securities	120,670	143	—	120,813	92,297	28,516	—
Total financial assets	$228,359	$191	$—	$228,550	$135,568	$92,982	$—

Cash Equivalents — As of June 30, 2024, the Company had aggregate cash and cash equivalents of $48,526, including cash equivalents of $48,437, consisting of money market funds. As of December 31, 2023, the Company had aggregate cash and cash equivalents of $37,706, including cash equivalents of $37,694, consisting of money market funds. Money market funds are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

Marketable Securities — Marketable securities of $164,393 as of June 30, 2024, consisted of corporate debt securities of $42,617 and government debt securities of $121,777. There were $164,393 current marketable securities and $0 noncurrent marketable securities as of June 30, 2024. Marketable securities of $190,856 as of December 31, 2023, consisted of corporate debt securities of $70,043 and government debt securities of $120,813. There were $165,351 current marketable securities and $25,505 noncurrent marketable securities as of December 31, 2023.

As of June 30, 2024, and December 31, 2023, aggregated gross unrealized losses of available-for-sale investments were not material, and accordingly, no allowance for credit losses was recorded.

4. Property and Equipment, Net

	June 30, 2024	December 31, 2023
Machinery & equipment	3,089	$3,089
Computers	13	13
Furniture & fixtures	69	69
Leasehold improvements	11,364	10,765
Total property and equipment	14,535	13,936
Less: Accumulated depreciation	(4,005)	(3,270)
Property and equipment, net	$10,530	$10,666

Depreciation expense for the three months ended June 30, 2024 and 2023 was $372 and $369, respectively. Depreciation expense for the six months ended June 30, 2024 and 2023 was $734 and $540, respectively.

5. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2024	December 31, 2023
Accrued compensation	$2,998	$4,498
Accrued legal and professional services	280	172
Accrued research and development costs	2,423	5,270
Total	$5,701	$9,940

6. Commitments and Contingencies

Operating Leases

In August 2018, the Company executed two noncancelable operating leases. One lease for approximately 6,000 square feet for vivarium, laboratory and general office space in South Brunswick, New Jersey. The lease was set to expire in July 2022. In January 2022, the Company signed a lease extension for up to one additional year through July 2023, with the option to terminate upon 120 days of written notice, with an increase in base rent as per the lease extension. The lease was terminated as of June 2023. The second lease is for office space in Lexington, Massachusetts, that terminated in August 2023.

In January 2021, the Company signed a lease for 50,581 square feet of office and laboratory space at One Research Way in Princeton, New Jersey. That lease term extends through 2032, has a five-year extension option, and replaced the Company’s two existing facilities as the Company’s headquarters in March 2023. Payment under this lease will total $19,889 through May 2032. The Company received a lease incentive of $4,046 from the lessor for a buildout of laboratory, vivarium, and office space. Management estimated the timing and amounts of reimbursements and included them as a reduction of lease payments when initially measuring the lease liability and right-of-use asset upon commencement. Since the inception date of the lease, $4,046 reimbursements were received. For the six months ended June 30, 2024, $242 of reimbursements were received.

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

The components of lease cost for the three and six months ended June 30, 2024, and 2023, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Operating lease cost	$355	$596	709	$1,193
Variable lease cost	228	311	361	630
Total lease cost	$583	$907	$1,070	$1,823

Amounts reported in the balance sheet for leases where the Company is the lessee as of June 30, 2024, and December 31, 2023, are as follows:

Operating Leases (in thousands, except lease term and discount rate data):	June 30, 2024	December 31, 2023
Right-of-use assets, operating leases	$8,038	$8,382

Operating lease liabilities, current	$1,151	$852
Operating lease liabilities, non-current	11,839	12,434
Total operating lease liabilities	$12,990	$13,286

Weighted-average remaining lease term (years)	7.92	8.42
Weighted-average discount rate	5.75%	5.75%

Other information related to leases for the six months ended June 30, 2024 and 2023, respectively, as follows:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash paid for amounts included in the measurement of lease liabilities	$662	$1,382
Leased assets obtained in exchange for new or modified operating lease liabilities	—	10

Future minimum lease payments, net of reimbursements, remaining as of June 30, 2024, under operating leases by fiscal year were as follows:

Fiscal year	(in thousands)
2024	$912
2025	1,869
2026	1,925
2027	1,983
2028	2,042
Thereafter	7,453
Total minimum lease payments	$16,184
Less: Amounts representing imputed interest	$(3,194)
Present value of lease liabilities	$12,990

Rent expense recorded during the three months ended June 30, 2024 and 2023 was $355 and $596, respectively. Rent expense recorded during the six months ended June 30, 2024 and 2023 was $709 and $1,193, respectively.

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

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

7. Stockholders’ Equity

The Company is authorized to issue up to 1,000,000,000 shares of common stock with a par value of $0.00001 per share and 5,000,000 shares of preferred stock with a par value of $0.00001 per share. At June 30, 2024 and December 31, 2023, there were 51,522,125 and 51,445,862 shares of common stock issued and outstanding, respectively.

Common stockholders are entitled to receive dividends if and when declared by the board of directors subject to the rights of any preferred stockholders. As of June 30, 2024, no dividends on common stock had been declared by the Company.

ATM Program

On October 4, 2021, the Company entered into an at-the-market offering program (the “ATM Program”) pursuant to which, the Company may offer and sell shares of its common stock having aggregate gross sales proceeds of up to $150.0 million from time to time. During the three and six months ended June 30, 2024, the Company did not sell any shares of its common stock under the ATM Program. As of June 30, 2024, the Company has approximately $113.8 million remaining in gross proceeds available for future issuances of common stock under the ATM Program.

8. Stock Plan

2020 Equity Incentive Plan

The 2020 Equity Incentive Plan (the “2020 Plan”) was approved by the board of directors on September 24, 2020. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors, and consultants. The number of shares of common stock initially reserved for issuance under the 2020 Plan was 4,406,374, which shall be increased, upon approval by the board of directors, on January 1, 2021 and each January 1 thereafter, in an amount equal to the least of (i) 4,406,374 shares of common stock, (ii) five percent (5%) of the outstanding common stock on the immediately preceding December 31, or (iii) such number of common stock determined by the board of directors no later than the immediately preceding December 31. For 2024, the board's compensation committee, as the 2020 Plan administrator, exercised its discretion under clause (ii) to increase the number of shares of common stock reserved for issuance under the 2020 Plan by 2,572,174 shares, effective as of January 1, 2024. As of June 30, 2024, there were 5,274,070 shares available for issuance under the 2020 Plan.

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

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was approved by the board of directors on September 24, 2020. A total of 400,752 shares of common stock were initially reserved for issuance under this plan, which shall be increased, upon approval by the board of directors, on January 1, 2021 and each January 1 thereafter, to the lesser of (i) 801,504 shares of common stock, (ii) 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the board of directors or any of its committees no later than the last day of the immediately preceding fiscal year. For 2024, the 2020 ESPP reserved shares were increased under clause (ii) by 514,434 shares, effective as of January 1, 2024. As of June 30, 2024, 275,497 shares are issued or outstanding, and there were 1,136,410 shares available for issuance, under the 2020 ESPP.

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

Stock Options

The following table summarizes option activity for the six-month period ended June 30, 2024:

		Options Outstanding
				Weighted-
			Weighted	Average	Aggregate
	Shares		Average	Remaining	Intrinsic
	Available	Number of	Exercise	Contractual Life	Value
	for Grant	Options	Price	(in years)	(in 000s)
Balances at December 31, 2023	4,474,411	6,973,464	$9.44	7.01	$990
Shares reserved for issuance	2,572,174	—	—
Options granted	(3,321,070)	3,321,070	$1.78
Options forfeited / cancelled	1,548,555	(1,548,555)	$8.99
Options exercised	—	(3,111)	1.80
Balances at June 30, 2024 (unaudited)	5,274,070	8,742,868	$6.61	7.47	$231
At June 30, 2024
Vested and expected to vest		8,742,868	$6.61	7.47	$231
Exercisable		4,207,339	$8.66	5.61	$222

At June 30, 2024, the total compensation cost related to nonvested awards not yet recognized was $14,576. The weighted-average period over which the nonvested awards is expected to be recognized was 2.7 years.

The Company estimated the fair value of the options using the Black-Scholes options valuation model. The fair value of the options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value was estimated using the following assumptions:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2024	2023
Risk-free interest rate	3.82% - 4.69%	3.45% - 3.95%
Expected life (in years)	5.50 - 6.25	5.50 - 6.44
Dividend yield	0%	0%
Expected volatility	85.55% - 86.76%	76.5% - 77.7%

The weighted average assumptions used to estimate the fair value of stock purchase rights under the ESPP are as follows:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2024	2023
Risk-free interest rate	5.43%	5.36%
Expected life (in years)	0.50	0.49
Dividend yield	0%	0%
Expected volatility	85.55%	76.50%

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

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

Restricted Stock Units

The following table presents RSU activity under the 2020 Plan as of June 30, 2024:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2023	236,296	$13.60
Granted	952,665	1.80
Forfeited	(52,550)	3.50
Unvested shares at June 30, 2024	1,136,411	$4.18

As of June 30, 2024, there was $1,468 of unrecognized compensation cost related to RSUs that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 1.0 years.

Stock-based compensation expense recorded under ASC 718 related to stock options granted and common stock issued under the 2020 ESPP were allocated to research and development and general and administrative expense as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Research and development	$1,261	$1,375	$2,237	$2,639
General and administrative	1,506	1,778	3,140	3,446
Total stock-based compensation	$2,767	$3,153	$5,377	$6,085

Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Stock options	$1,856	$2,489	$4,069	$4,770
Restricted stock units	856	610	1,199	1,207
Employee stock purchase plan	55	54	109	108
Total stock-based compensation	$2,767	$3,153	$5,377	$6,085

9. Income Taxes

The Company’s effective tax rates were 92.6% and 0% for the three months ended June 30, 2024 and 2023, respectively. The income tax provision and effective tax rate are driven primarily by the proceeds from the sale of the Company’s New Jersey tax net operating loss carryforwards and R&D tax credits.

During the three and six months ended June 30, 2024 and 2023, the Company recorded a full valuation allowance on federal and state net deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

The State of New Jersey's Technology Business Tax Certificate Program allows certain high technology and biotechnology companies to sell unused net operating loss ("NOL") carryforwards and R&D tax credits to other New Jersey-based corporate taxpayers. As of June 30, 2024, the Company received $16,176 of cash for the NOL and R&D tax credit sales related to the tax years ended December 31, 2015 to 2022. The sale of the NOLs and R&D tax credits has been recorded as an income tax benefit within the condensed consolidated statement of operations.

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

	As of June 30,
	2024	2023
Options to purchase common stock	8,742,868	7,124,912
Unvested RSUs	1,136,411	374,899
Expected shares to be purchased under 2020 ESPP	21,744	63,787
Total	9,901,023	7,563,598

11. Related Parties

The Company has consulting agreements with three members of its board of directors; one of which waived his consulting fees starting as of September 2021. Total consulting fees paid during the three months ended June 30, 2024 and 2023 were $50 and $33, respectively. Total consulting fees paid during the six months ended June 30, 2024 and 2023 were $87 and $42, respectively. There were no amounts owed under the consulting agreements as of June 30, 2024.

12. Restructuring

On January 18, 2024, the Company announced a restructuring plan involving the reduction of its workforce by approximately 30% of the Company's employees. Substantially all of the costs under the restructuring plan were incurred during the six months ended June 30, 2024. The remaining expected costs are not expected to be material and will be complete by September 30, 2024. The Company is taking these steps in order to streamline operations, reduce costs and preserve capital as it advances into late-stage development for its lead product candidate, PC14586.

As a result of the reduction in force, the Company incurred an aggregate non-recurring charge of $630, consisting primarily of employee severance and benefit costs associated with the restructuring. The Company has recorded these charges in research and development expenses in the accompanying condensed consolidated statement of operations based on responsibilities of the impacted employees.

The Company accounts for employee termination benefits that represent a one-time benefit in accordance with ASC Topic 420, Exit or Disposal Cost Obligations. It records such costs into expense over the employee’s future service period, if any.

The following sets forth information regarding the balances and activity associated with the Company's accrued employee severance and benefits costs (in thousands):

	Balance as of December 31, 2023	Expenses, net	Cash	Balance as of June 30, 2024
Employee severance and benefit costs	—	630	(500)	130

13. Subsequent Event

On July 16, 2024, the Company filed with the Securities and Exchange Commission a Tender Offer Statement on Schedule TO defining the terms and conditions of a one-time voluntary stock option exchange to its employees of certain options to purchase up to an aggregate of 2,820,491 shares of the Company’s common stock (the "Exchange Offer"). The completion date of the Exchange Offer will be August 13, 2024 (unless otherwise extended), at which time the new stock options will be granted to employees who tender their respective eligible stock options and elect to participate in the Exchange Offer.

On August 5,2024, the Company entered into a Lease Termination Agreement with BMR-One Research Way LLC, a Delaware limited liability company, in connection with the termination of the lease for 50,581 square feet of office and laboratory space at One Research Way in Princeton, New Jersey. Pursuant to the Termination Agreement, the Company and

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

the Landlord agreed to terminate the Lease effective as of September 30, 2024, contingent on the sale of the Property by the Landlord to a prospective new buyer (the "Contingency").

Pursuant to the Termination Agreement, and subject to the Contingency, the Company agreed to surrender the property and pay a total termination fee of approximately $1,420, consisting of (i) a cash payment in the amount of approximately $798 and (ii) a post of a security deposit in the form of a letter of credit in the amount of approximately $622.

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

Since our formation in March 2013, we have devoted substantially all of our time and efforts to performing research and development activities and raising capital. We are not profitable and have incurred losses in each year since our inception. During the three and six months ended June 30, 2024, the Company incurred net losses of $1.2 million and $16.5 million, respectively. As of June 30, 2024, we had an accumulated deficit of $326.5 million. We do not currently have any product candidates approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We initiated a Phase 1/2 clinical trial, PYNNACLE, in October 2020 for our lead product candidate, PC14586 (rezatapopt). In October 2020, we were granted FDA Fast Track Designation of PC14586 for the treatment of patients with locally advanced or metastatic solid tumors that have a p53 Y220C mutation. In July 2023, we concluded our End of Phase 1 meeting with the FDA with alignment on the recommended Phase 2 dose and key elements of the single arm, Phase 2 registrational portion of the PYNNACLE study. In October 2023, we presented our updated Phase 1 clinical data for PC14586 at the 2023 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics Meeting. We are continuing to dose patients in the pivotal Phase 2 monotherapy portion of our PYNNACLE trial, and have activated over 60% of sites globally across the US, Europe and Asia-Pacific. In addition, for the separate Phase 1b arm of the PYNNACLE trial, which combines rezatapopt with KEYTRUDA® (pembrolizumab) in collaboration with Merck and Co, we have updated patient eligibility criteria to exclude patients with KRAS single-nucleotide variant, consistent with the Phase 2 monotherapy eligibility criteria, and are continuing to identify the optimal combination dose. We expect to provide interim data on the Phase 2 monotherapy registrational portion of the PYNNACLE trial by mid-2025.

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

We do not allocate our costs by product candidate or development program, as a significant amount of research and development expenses include compensation costs, materials, supplies, depreciation on and maintenance of research equipment, and the cost of services provided by outside contractors, which are not tracked by product candidate or development program. In particular, with respect to internal costs, several of our departments support multiple product candidate research and development programs, and therefore the costs cannot be allocated to a particular product candidate or development program. Substantially all of our research and development costs are associated with our lead product candidate, PC14586 (rezatapopt). We initiated a Phase 1/2 clinical trial in October 2020 for our lead product candidate, PC14586. In October 2020, we were granted FDA Fast Track Designation of PC14586 for the treatment of patients with locally advanced or metastatic solid tumors that have a p53 Y220C mutation. In October 2023, we presented our updated Phase 1 clinical data for PC14586 at the 2023 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics Meeting. We are continuing to dose patients, and have activated over 60% of sites globally across the US, Europe and Asia-Pacific, in the registrational, tumor-agnostic PYNNACLE Phase 2 trial of PC14586 in patients with advanced solid tumors harboring a TP53 Y220C mutation and KRAS wild-type (WT). In addition, for the separate Phase 1b arm of the PYNNACLE trial, which combines rezatapopt with KEYTRUDA® (pembrolizumab) in collaboration with Merck and Co., we have updated patient eligibility criteria to exclude patients with KRAS single-nucleotide variant, consistent with the Phase 2 monotherapy eligibility criteria, and are continuing to identify the optimal combination dose. We expect to provide interim data on the Phase 2 monotherapy registrational portion of the PYNNACLE trial by mid-2025.

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

Results of Operations

Comparison of the Three Months ended June 30, 2024 and 2023.

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,
Statement of operations data:	2024 (Unaudited)	2023 (Unaudited)	Change
Operating expenses:
Research and development	$14,628	$13,843	$785
General and administrative	5,542	6,279	(737)

Total operating expenses	20,170	20,122	48

Loss from operations	(20,170)	(20,122)	(48)
Other income (expense):
Interest income, net	2,801	2,696	105
Other (expense) income, net	(17)	(6)	(11)

Total other income	2,784	2,690	94

Loss before provision for income taxes	(17,386)	(17,432)	46
(Benefit) provision income taxes	(16,173)	4	(16,177)

Net loss	$(1,213)	$(17,436)	$16,223

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Three Months Ended June 30,
Statement of operations data:	2024 (Unaudited)	2023 (Unaudited)	Change
Research	$1,549	$1,909	$(360)
Development	$8,740	7,450	1,290
Personnel related	$3,078	3,109	(31)
Stock-based compensation	$1,261	1,375	(114)
Total	$14,628	$13,843	$785

Research and development expenses were $14.6 million for the three months ended June 30, 2024, compared to $13.8 million for the three months ended June 30, 2023. The increase of $0.8 million, compared to the three months ended June 30, 2023, was primarily due to the following:

•
$0.4 million decrease in research expenses, largely driven by decreased contractual research organization costs;
•
$1.3 million increase in development expenses associated with advancing our lead product candidate, PC14586, through the Phase 1/2 clinical trial; and

•
$0.1 million decrease in expenses for personnel related costs and stock-based compensation, primarily driven by decreased headcount.

General and Administrative Expenses

General and administrative expenses were $5.5 million for the three months ended June 30, 2024, compared to $6.3 million for the three months ended June 30, 2023. The decrease of $0.8 million, compared to the three months ended June 30, 2023, was primarily due to following:

•
$0.6 million decrease in personnel expenses driven by a decrease in headcount, $0.3 million decrease in facility and equipment expenses due to expiration of three leases, and $0.2 million decrease in director and officer insurance fees, offset by a $0.3 million increase in finance and legal support expenses

Interest Income, Net

Interest income, net primarily consists of interest income from our interest-bearing cash, cash equivalents and marketable securities and interest costs related to accretion and amortization of discounts and premiums on marketable securities. Interest income, net was $2.8 million for the three months ended June 30, 2024. The increase of $0.1 million compared to the three months ended June 30, 2023, is driven by increased interest rates from cash and investments in marketable securities and U.S treasuries during the three months ended June 30, 2024.

Income Tax Benefit

As of June 30, 2024, the Company received $16,176 of cash for the NOL and R&D tax credit sales related to the tax years ended December 31, 2015 to 2020. The sale of the NOLs and R&D tax credits have been recorded as an income tax benefit within the condensed consolidated statement of operations.

Comparison of the Six Months ended June 30, 2024 and 2023.

The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,
Statement of operations data:	2024 (Unaudited)	2023 (Unaudited)	Change
Operating expenses:
Research and development	$27,813	$28,916	$(1,103)
General and administrative	10,578	12,686	(2,108)

Total operating expenses	38,391	41,602	(3,211)

Loss from operations	(38,391)	(41,602)	3,211
Other income (expense):
Interest income, net	5,753	5,022	731
Other income, net	(18)	20	(38)

Total other income	5,735	5,042	693

Loss before provision for income taxes	(32,656)	(36,560)	3,904
Income taxes	(16,173)	4	(16,177)

Net loss	$(16,483)	$(36,564)	$20,081

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Six Months Ended June 30,
Statement of operations data:	2024 (Unaudited)	2023 (Unaudited)	Change
Research	$2,627	$3,446	$(819)
Development	15,528	16,288	(760)
Personnel related	7,422	6,543	879
Stock-based compensation	2,236	2,639	(403)
Total	$27,813	$28,916	$(1,103)

Research and development expenses were $27.8 million for the six months ended June 30, 2024, compared to $28.9 million for the six months ended June 30, 2023. The decrease of $1.1 million, compared to the six months ended June 30, 2023, was primarily due to the following:

•
$1.6 million decrease in research and development expenses, largely driven by decreased contractual research organization costs; offset by
•
$0.5 million increase in expenses for personnel related costs and stock-based compensation as a result of the non-recurring charges from our reduction in force initiated in January 2024.

General and Administrative Expenses

General and administrative expenses were $10.6 million for the six months ended June 30, 2024, compared to $12.7 million for the six months ended June 30, 2023. The decrease of $2.1 million, compared to the six months ended June 30, 2023, was primarily due to following:

•
$1.0 million decrease in personnel expenses driven by a decrease in headcount, $1.1 million decrease in facility and equipment expenses due to expiration of three leases, and $0.3 million decrease in director and officer insurance fees and legal expenses, offset by a $0.3 million increase in finance and legal support expenses.

Interest Income, Net

Interest income, net primarily consists of interest income from our interest-bearing cash, cash equivalents and marketable securities and interest costs related to accretion and amortization of discounts and premiums on marketable securities. Interest income, net was $5.8 million for the six months ended June 30, 2024. The increase of $0.7 million compared to the six months ended June 30, 2023, is driven by increased interest rates from cash and investments in marketable securities and U.S treasuries during the six months ended June 30, 2024.

Liquidity and Capital Resources

Our financial condition is summarized as follows (in thousands):

	As of June 30,	As of December 31,
	2024	2023	Change
Financial assets:
Cash and cash equivalents	$48,526	$37,706	$10,820
Marketable securities – current	164,393	165,351	(958)
Marketable securities – noncurrent	—	25,505	(25,505)
Total financial assets	$212,919	$228,562	$(15,643)

Working capital:
Current assets	$218,789	$207,409	$11,380
Current liabilities	(11,385)	(14,029)	2,644
Total working capital	$207,404	$193,380	$14,024

Sources of Liquidity

Since our inception, we have not generated any revenue from any product sales or any other sources and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. As of June 30, 2024, we had cash, cash equivalents, and marketable securities of $212.9 million and an accumulated deficit of $326.5 million.

We have a shelf registration statement on Form S-3 on file with the SEC, which registers the offering, issuance, and sale of up to $200 million of various equity and debt securities and up to $150 million of common stock pursuant to our at-the-market equity offering program, dated October 4, 2021, or the ATM Program. During the three and six months ended June 30, 2024, the Company did not sell any shares of its common stock under the ATM Program. As of June 30, 2024, we have approximately $113.8 million remaining in gross proceeds available for future issuances of common stock under the ATM Program.

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

In January 2021, we signed a lease for 50,581 square feet of office and laboratory space at One Research Way in Princeton, New Jersey. That lease term extends through 2032 and has a five-year extension option. Amounts related to future lease payments as of June 30, 2024, totaled $14.3 million, with $1.8 million to be paid within the next 12 months.

Plan of Operation and Future Funding Requirements

We use our capital resources primarily to fund operating expenses, mainly research and development expenditures. On January 18, 2024, we announced a restructuring plan involving the reduction of our workforce by approximately 30% of our employees. Substantially all of the costs under the restructuring plan were incurred during the six months ended June 30, 2024. The remaining expected costs are not expected to be material and will be complete by September 30, 2024. As announced, we are taking these steps in order to streamline operations, reduce costs and preserve capital as we advance our lead candidate, PC14586, into late-stage development. At this time, due to the inherently unpredictable nature of preclinical and clinical development, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval and commercialize our current product candidates or any future product candidates, if at all. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

Due to our significant research and development expenditures, we have generated substantial operating losses in each period since inception. We have incurred an accumulated deficit of $326.5 million through June 30, 2024. We expect to incur substantial additional losses in the future as we expand our research and development activities. For the six months ended June 30, 2024 and 2023, our cash operating expenditures were $17.8 million and $27.9 million, respectively. Based on our research and development plans, we expect that our cash, cash equivalents and marketable securities as of June 30, 2024 will be sufficient to fund our operations to the end of 2026.

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

Cash Flows

The following table summarizes our cash flows for the period indicated (in thousands):

	Six Months Ended June 30,
	2024 (Unaudited)	2023 (Unaudited)
Cash used in operating activities	$(17,782)	$(27,913)
Cash provided by (used in) investing activities	28,489	(14,318)
Cash provided by financing activities	141	2,143
Impact of exchange rates on cash, cash equivalents, and restricted cash	(28)	—
Net increase (decrease) in cash and cash equivalents	$10,820	$(40,088)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024, was $17.8 million, which consisted primarily of net loss of $16.5 million partially offset by non-cash charges of $2.9 million. Changes in our net operating assets decreased operating cash by $4.2 million. The non-cash charges primarily consisted of stock-based compensation of $5.4 million, accretion of discounts on marketable securities of $3.0 million, depreciation of $0.7 million, and non-cash lease income of $0.2 million. The change in our net operating assets and liabilities was primarily due to an increase in prepaid expenses and other assets, and a decrease in outstanding payables and accrued expenses.

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

Investing Activities

Our investing activities provided $28.5 million of cash during the six months ended June 30, 2024, which consisted primarily of maturities of marketable securities of $100.5 million, partially offset by purchases of marketable securities of $71.4 million, along with purchase of property and equipment of $0.6 million.

Our investing activities used $14.3 million of cash during the six months ended June 30, 2023, which consisted primarily of purchases of marketable securities of $129.6 million, along with purchase of property and equipment of $0.7 million, partially offset by maturities of marketable securities of $116.0 million.

Financing Activities

Our financing activities provided $0.1 million of cash during the six months ended June 30, 2024. This consisted of $0.1 million of proceeds from the exercise of stock options.

Our financing activities provided $2.1 million of cash during the six months ended June 30, 2023. This consisted of $2.0 million of common stock issued under the ATM Program, net of issuance costs, and $0.1 million of proceeds from the exercise of stock options.

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

We believe that the accounting policies described below involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of our operations. During the six-month period ended June 30, 2024, there were no material changes to our critical accounting policies from those described in our audited condensed consolidated financial statements for the year ended December 31, 2023, included in our Annual Report on Form 10-K filed with the SEC on February 29, 2024, except as noted below.

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

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 of the notes to our unaudited condensed consolidated financial statements for the six months ended June 30, 2024 included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks.

We had cash, cash equivalents, and marketable securities of $212.9 million and restricted cash of $0.8 million as of June 30, 2024. The Company’s cash equivalents consist of interest-bearing U.S. treasury securities, money market funds, and corporate debt securities. Our exposure due to changes in interest rates is not material due to the nature and amount of our money-market funds and marketable securities.

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

We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

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

Item 1A. Risk Factors.

There have been no material changes to the Company’s risk factors as set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on February 29, 2024, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, as filed with the SEC on May 9, 2024. You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on February 29, 2024, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, as filed with the SEC on May 9, 2024.

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

We have a shelf registration statement on Form S-3 (File No. 333-260012), which was declared effective by the SEC on April 28, 2022. The shelf registration statement consists of (i) a base prospectus pursuant to which we may offer and sell, from time to time, up to $200 million of shares of our common stock, shares of our preferred stock, various series of debt securities and warrants to purchase any of such securities in one or more registered offerings, and (ii) a prospectus supplement pursuant to which we may offer and sell, from time to time, up to $150 million of shares of common stock in "at-the-market" offerings. During the three and six months ended June 30, 2024, the Company did not sell any shares of its common stock under the ATM Program. As of June 30, 2024, we have approximately $113.8 million remaining in gross proceeds available for future issuances of common stock under the ATM Program. There has been no material change in the planned use of proceeds as described in the shelf registration statement. None of the offering expenses were paid or payable, directly, or indirectly, to our directors, officers, or persons owning 10% or more of any class of equity securities or to our affiliates.

(c) Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) On June 5, 2024, Michael Carulli, our Chief Financial Officer, terminated a trading plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for the sale of shares of the Company’s common stock. Mr. Carulli’s 10b5-1 trading plan, previously adopted on September 13, 2023, provided for the sale from time to time of a maximum of 13,500 shares of the Company’s common stock pursuant to the terms of the plan. If Mr. Carulli’s Rule 10b5-1 trading plan had not been terminated, it would have expired on December 31, 2024, or earlier of all transactions under the trading arrangement were completed. The trading arrangement was terminated during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense in Rule 10b5-1(c).

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

PMV Pharmaceuticals, Inc.

Date: August 8, 2024	By:	/s/ David H. Mack
David H. Mack, Ph.D.
President, Chief Executive Officer, and Director
(Principal Executive Officer)

PMV Pharmaceuticals, Inc.

Date: August 8, 2024	By:	/s/ Michael Carulli
Michael Carulli
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)