Form 10-Q
period 2024-09-30
PMV Pharmaceuticals, Inc.
filed 2024-11-07
CIK 1699382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39539

PMV PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-3218129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 Alexander Park Drive, Suite 301 Princeton, NJ	08540
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (609) 642-6670

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.00001	PMVP	The Nasdaq Global Select Market

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 6, 2024, the registrant had 51,747,130 shares of common stock, $0.00001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, plans for our product candidates, planned preclinical studies and clinical trials, results of clinical trials, future research and development costs, regulatory strategy and approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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
•
our anticipated use of our existing cash, cash equivalents and marketable securities and the proceeds from the ATM Program (as defined below);
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
•
our estimates, assumptions, projections and expectations regarding future costs savings and expenses associated with the announced restructuring plan and reduction in force; and
•
the impact of geopolitical tensions, such as the Ukraine-Russia war, the ongoing conflict between Israel and Hamas and the ongoing conflict in the Middle East, the impact of other disruptions resulting from public health epidemics, macroeconomic events such as global supply chain challenges, elevated inflation and interest rates and monetary policy changes, instability in the global banking system, or other related disruptions on our business and the execution of our clinical trials.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the United States Securities and Exchange Commission on February 29, 2024, as well as in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, as filed with the SEC on May 9, 2024 and this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

PMV Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	September 30, 2024 (unaudited)	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$48,810	$37,706
Restricted cash	822	822
Marketable securities, current	134,031	165,351
Prepaid expenses and other current assets	5,957	3,530
Total current assets	189,620	207,409
Property and equipment, net	10,130	10,666
Marketable securities, noncurrent	15,096	25,505
Right-of-use assets	8,407	8,382
Other assets	242	190
Total assets	$223,495	$252,152
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,063	$3,237
Accrued expenses	10,257	9,940
Operating lease liabilities, current	1,243	852
Total current liabilities	13,563	14,029
Operating lease liabilities, noncurrent	12,024	12,434
Total liabilities	25,587	26,463
Stockholders’ equity:
Preferred stock, $0.00001 par value, 5,000,000 shares authorized at September 30, 2024 and December 31, 2023. No shares issued or outstanding at September 30, 2024 and December 31, 2023.	—	—
Common stock, $0.00001 par value, 1,000,000,000 shares authorized; 51,749,504 and 51,445,862 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.	—	—
Additional paid-in capital	543,210	535,468
Accumulated deficit	(345,712)	(310,003)
Accumulated other comprehensive income	410	224
Total stockholders’ equity	197,908	225,689
Total liabilities and stockholders’ equity	$223,495	$252,152

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PMV Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$16,947	$13,586	$44,760	$42,503
General and administrative	4,941	6,042	15,520	18,727
Total operating expenses	21,888	19,628	60,280	61,230
Loss from operations	(21,888)	(19,628)	(60,280)	(61,230)
Other income (expense):
Interest income, net	2,615	2,984	8,368	8,005
Other income, net	121	4	103	24
Total other income	2,736	2,988	8,471	8,029
Loss before provision for income taxes	(19,152)	(16,640)	(51,809)	(53,201)
Provision (benefit) for income taxes	74	—	(16,100)	3
Net loss	(19,226)	(16,640)	(35,709)	(53,204)
Unrealized gain (loss) on available for sale investments, net of tax	591	(27)	211	90
Foreign currency translation gain (loss)	4	—	(25)	—
Total other comprehensive income (loss)	595	(27)	186	90
Total comprehensive loss	$(18,631)	$(16,667)	$(35,523)	$(53,114)

Net loss per share -- basic and diluted	$(0.37)	$(0.34)	$(0.69)	$(1.13)
Weighted-average common shares outstanding	51,574,027	49,047,296	51,499,818	46,889,921

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PMV Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2022	45,771,332	$—	$487,516	$(445)	$(241,043)	$246,028
Exercise of stock options	3,429	—	12	—	—	12
Stock-based compensation expense	—	—	2,932	—	—	2,932
Net loss	—	—	—	—	(19,128)	(19,128)
Unrealized gain on available for sale investments	—	—	—	329	—	329
Balance at March 31, 2023	45,774,761	$—	$490,460	$(116)	$(260,171)	$230,173
Exercise of stock options and common stock issued under the 2020 ESPP	24,417	—	105	—	—	105
Issuance of common stock, net of issuance costs	344,358	—	2,026	—	—	2,026
Stock-based compensation expense	—	—	3,153	—	—	3,153
Net loss	—	—	—	—	(17,436)	(17,436)
Unrealized loss on available for sale investments	—	—	—	(212)	—	(212)
Balance at June 30, 2023	46,143,536	$—	$495,744	$(328)	$(277,607)	$217,809
Exercise of stock options and release of vested restricted stock units issued under the 2020 EIP	209,012	—	51	—	—	51
Issuance of common stock, net of issuance costs	4,805,088		33,095	—	—	33,095
Stock-based compensation expense	—	—	3,324	—	—	3,324
Net loss	—	—	—	—	(16,640)	(16,640)
Unrealized loss on available for sale investments	—	—	—	(27)	—	(27)
Balance at September 30, 2023	51,157,636	$—	$532,214	$(355)	$(294,247)	$237,612

PMV Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	51,445,862	$—	$535,468	$224	$(310,003)	$225,689
Exercise of stock options	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,610	—	—	2,610
Net loss	—	—	—	—	(15,270)	(15,270)
Unrealized loss on available for sale investments	—	—	—	(319)	—	(319)
Foreign currency translation loss	—	—	—	(34)	—	(34)
Balance at March 31, 2024	51,445,862	$—	$538,078	$(129)	$(325,273)	$212,676
Exercise of stock options and common stock issued under the 2020 ESPP	76,263	—	141	—	—	141
Stock-based compensation expense	—	—	2,767	—	—	2,767
Net loss	—	—	—	—	(1,213)	(1,213)
Unrealized loss on available for sale investments	—	—	—	(61)	—	(61)
Foreign currency translation gain	—	—	—	5	—	5
Balance at June 30, 2024	51,522,125	$—	$540,986	$(185)	$(326,486)	$214,315
Release of vested restricted stock units issued under the 2020 EIP	227,379	—	—	—	—	—
Stock-based compensation expense	—	—	2,224	—	—	2,224
Net loss	—	—	—	—	(19,226)	(19,226)
Unrealized gain on available for sale investments	—	—	—	591	—	591
Foreign currency translation gain	—	—	—	4	—	4
Balance at September 30, 2024	51,749,504	$—	$543,210	$410	$(345,712)	$197,908

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PMV Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(35,709)	$(53,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,601	9,409
Depreciation	1,105	898
Accretion of discounts on marketable securities	(4,239)	(3,511)
Non-cash lease income	(291)	(283)
Loss on sale of equipment	1	—
Other, net	(52)	—
Change in operating assets and liabilities:
Prepaid expenses and other assets	(2,427)	2,707
Operating lease right-of-use assets and liabilities	247	—
Accounts payable	(1,174)	(1,318)
Accrued expenses	317	1,730
Net cash used in operating activities	(34,621)	(43,572)
Cash flows from investing activities:
Purchases of property and equipment	(599)	(765)
Purchases of marketable securities	(110,773)	(187,147)
Proceeds from sale of equipment	29	—
Maturities of marketable securities	156,951	139,955
Net cash provided (used) by investing activities	45,608	(47,957)
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	—	35,121
Proceeds from the exercise of stock options and common stock issued under the 2020 EIP	141	168
Net cash provided by financing activities	141	35,289
Impact of exchange rates on cash, cash equivalents, and restricted cash	(24)	—
Net increase (decrease) in cash and cash equivalents	11,104	(56,240)
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash - beginning of period	38,528	109,119
Cash, cash equivalents, and restricted cash - end of period	$49,632	$52,879

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

1. Formation and Business of the Company

Organization and Liquidity

PMV Pharmaceuticals, Inc. (the “Company” or “We”) was incorporated in the state of Delaware in March 2013. Since inception, the Company has devoted substantially all of its time and efforts to performing research and development activities and raising capital. We are a precision oncology company pioneering the discovery and development of small molecule, tumor-agnostic therapies targeting p53. The Company’s headquarters are located at 400 Alexander Park Drive, Suite 301, Princeton, New Jersey.

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

The Company has incurred net losses and negative cash flows from operations since its inception. During the three and nine months ended September 30, 2024, the Company incurred a net loss of $19,226 and $35,709, respectively. For the nine months ended September 30, 2024, the Company used $34,621 of cash for operations. At September 30, 2024, the Company had an accumulated deficit of $345,712. Cash, cash equivalents, and marketable securities were $197,937 as of September 30, 2024. Management expects to incur substantial additional operating losses for the next several years and may need to obtain additional debt or equity financings in order to complete development of its products, obtain regulatory approvals, launch and commercialize its products and continue research and development programs. The Company believes it has adequate cash, cash equivalents, and marketable securities to operate for the next 12 months from the date of issuance of these condensed consolidated financial statements.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the interim period reporting requirements of Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of September 30, 2024, the condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of stockholders’ equity and condensed consolidated statements of statements of cash flows for the three and nine months ended September 30, 2024 and 2023 are unaudited, but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for any interim period are not necessarily indicative of results for the year ending December 31, 2024, or for any other subsequent interim period. The condensed consolidated balance sheet as of December 31, 2023, has been derived from our audited condensed consolidated financial statements.

The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary, PMV Pharma Australia Pvt Ltd. All significant intercompany transactions and balances have been eliminated upon consolidation. These condensed consolidated financial statements are presented in United States (“U.S.”) Dollars, which is also the functional currency of the Company.

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

The Company’s marketable debt securities have been classified and accounted for as available-for-sale. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term. The Company’s marketable debt securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive loss in stockholders’ equity. Premiums and discounts on marketable debt securities are amortized into earnings over the life of the security and recorded on the interest income, net line of the income statement. For the nine months ended September 30, 2024 and 2023, the Company recorded $4,239 and $3,511 of accretion, respectively.

Restricted cash as of September 30, 2024 and December 31, 2023 included a $822 deposit at the Company’s commercial bank underlying a stand-by letter of credit issued in favor of a landlord (See Note 6) and is classified in current assets.

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

3. Fair Value Measurements

The Company’s financial assets consist of money market funds, U.S. government debt securities and corporate debt securities. The following tables show the Company’s cash equivalents and available-for-sale securities’ carrying amounts and fair values as of September 30, 2024, and December 31, 2023:

	As of September 30, 2024
	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Quoted priced in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Money market funds	$48,709	$—	$—	$48,709	$48,709	$—	$—
Corporate securities	36,335	64	—	36,399	3,130	33,269	—
Government securities	112,391	337	—	112,728	69,172	43,556	—
Total financial assets	$197,435	$401	$—	$197,836	$121,011	$76,825	$—

	As of December 31, 2023
	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Quoted Priced in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Money market funds	$37,694	$—	$—	$37,694	$37,694	$—	$—
Corporate securities	69,995	48	—	70,043	5,577	64,466	—
Government securities	120,670	143	—	120,813	92,297	28,516	—
Total financial assets	$228,359	$191	$—	$228,550	$135,568	$92,982	$—

Cash Equivalents — As of September 30, 2024, the Company had aggregate cash and cash equivalents of $48,810, including cash equivalents of $48,709, consisting of money market funds. As of December 31, 2023, the Company had aggregate cash and cash equivalents of $37,706, including cash equivalents of $37,694, consisting of money market funds. Money market funds are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

Marketable Securities — Marketable securities of $149,127 as of September 30, 2024, consisted of corporate debt securities of $36,399 and government debt securities of $112,728. There were $134,031 current marketable securities and $15,096 noncurrent marketable securities as of September 30, 2024. Marketable securities of $190,856 as of December 31, 2023, consisted of corporate debt securities of $70,043 and government debt securities of $120,813. There were $165,351 current marketable securities and $25,505 noncurrent marketable securities as of December 31, 2023.

As of September 30, 2024, and December 31, 2023, aggregated gross unrealized losses of available-for-sale investments were not material, and accordingly, no allowance for credit losses was recorded.

4. Property and Equipment, Net

	September 30, 2024	December 31, 2023
Machinery & equipment	2,730	$3,089
Computers	13	13
Furniture & fixtures	69	69
Leasehold improvements	11,364	10,765
Total property and equipment	14,176	13,936
Less: Accumulated depreciation	(4,046)	(3,270)
Property and equipment, net	$10,130	$10,666

Depreciation expense for the three months ended September 30, 2024 and 2023 was $371 and $358, respectively. Depreciation expense for the nine months ended September 30, 2024 and 2023 was $1,105 and $898, respectively.

5. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2024	December 31, 2023
Accrued compensation	$3,999	$4,498
Accrued legal and professional services	343	172
Accrued research and development costs	5,915	5,270
Total	$10,257	$9,940

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

In January 2021, the Company signed a lease for 50,581 square feet of office and laboratory space at One Research Way in Princeton, New Jersey. That lease term extends through 2032, has a five-year extension option, and replaced the Company’s two existing facilities as the Company’s headquarters in March 2023. Payment under this lease will total $19,889 through May 2032. The Company received a lease incentive of $4,046 from the lessor for a buildout of laboratory, vivarium, and office space. Management estimated the timing and amounts of reimbursements and included them as a reduction of lease payments when initially measuring the lease liability and right-of-use asset upon commencement. Since the inception date of the lease, $4,046 reimbursements were received. For the nine months ended September 30, 2024, $242 of reimbursements were received.

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

In August 2024, the Company entered into a Lease Termination Agreement with BMR-One Research Way LLC, a Delaware limited liability company (the “Landlord”), in connection with the termination of the lease for 50,581 square feet of office and laboratory space at One Research Way in Princeton, New Jersey (the “Termination Agreement”). Pursuant to the Termination Agreement, the Company and the Landlord agreed to terminate the lease at One Research Way in Princeton, New Jersey, contingent on the sale of the property by the Landlord to a prospective new buyer (the “Contingency”). The Contingency was met on the date of sale on October 1, 2024, and the lease was terminated on such date.

Pursuant to the Termination Agreement, and subject to the Contingency, the Company agreed to surrender the property and paid a total termination fee of approximately $1,420, consisting of (i) a cash payment in the amount of approximately $798 and (ii) a release of a security deposit from the Company’s existing letter of credit in the amount of approximately $622.

In September 2024, the Company signed a sublease agreement for 3,205 square feet of office and laboratory space at 311 Pennington Rocky Hill Road in Hopewell, New Jersey. The Company will utilize the premises as laboratory space for operational research and development activities. The sublease term extends through 2029 and provides the Company with the option to extend the term for an additional three year period. Payment under this sublease will total $768 through December 2029.

The components of lease cost for the three and nine months ended September 30, 2024 and 2023, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Operating lease cost	$367	$366	1,105	$1,559
Variable lease cost	146	161	507	792
Total lease cost	$513	$527	$1,612	$2,351

Amounts reported in the balance sheet for leases where the Company is the lessee as of September 30, 2024, and December 31, 2023, are as follows:

Operating Leases (in thousands, except lease term and discount rate data):	September 30, 2024	December 31, 2023
Right-of-use assets, operating leases	$8,407	$8,382

Operating lease liabilities, current	$1,243	$852
Operating lease liabilities, non-current	12,024	12,434
Total operating lease liabilities	$13,267	$13,286

Weighted-average remaining lease term (years)	7.57	8.42
Weighted-average discount rate	6.08%	5.75%

Other information related to leases for the nine months ended September 30, 2024 and 2023, respectively, as follows:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash paid for amounts included in the measurement of lease liabilities	$1,119	$1,842
Leased assets obtained in exchange for new or modified operating lease liabilities	554	11

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

Future minimum lease payments, net of reimbursements, remaining as of September 30, 2024, under operating leases by fiscal year were as follows:

Fiscal year	(in thousands)
2024	$479
2025	2,012
2026	2,071
2027	2,132
2028	2,194
Thereafter	7,608
Total minimum lease payments	$16,496
Less: Amounts representing imputed interest	$(3,229)
Present value of lease liabilities	$13,267

Rent expense recorded during the three months ended September 30, 2024 and 2023 was $367 and $366, respectively. Rent expense recorded during the nine months ended September 30, 2024 and 2023 was $1,076 and $1,559 respectively.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when future expenditures are probable and such expenditures can be reasonably estimated.

7. Stockholders’ Equity

The Company is authorized to issue up to 1,000,000,000 shares of common stock with a par value of $0.00001 per share and 5,000,000 shares of preferred stock with a par value of $0.00001 per share. At September 30, 2024 and December 31, 2023, there were 51,749,504 and 51,445,862 shares of common stock issued and outstanding, respectively.

Common stockholders are entitled to receive dividends if and when declared by the board of directors subject to the rights of any preferred stockholders. As of September 30, 2024, no dividends on common stock had been declared by the Company.

ATM Program

On October 4, 2021, the Company entered into an at-the-market offering program (the “ATM Program”) pursuant to which, the Company may offer and sell shares of its common stock having aggregate gross sales proceeds of up to $150.0 million from time to time. During the three and nine months ended September 30, 2024, the Company did not sell any shares of its common stock under the ATM Program. As of September 30, 2024, the Company has approximately $113.8 million remaining in gross proceeds available for future issuances of common stock under the ATM Program.

8. Stock Plan

2020 Equity Incentive Plan

The 2020 Equity Incentive Plan (the “2020 Plan”) was approved by the board of directors on September 24, 2020. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors, and consultants. The number of shares of common stock initially reserved for issuance under the 2020 Plan was 4,406,374, which shall be increased, upon approval by the board of directors, on January 1, 2021 and each January 1 thereafter, in an amount equal to the least of (i) 4,406,374 shares of common stock, (ii) five percent (5%) of the outstanding common stock on the immediately preceding December 31, or (iii) such number of common stock determined by the board of directors no later than the immediately preceding December 31. For 2024, the board’s compensation committee, as the 2020 Plan administrator, exercised its discretion under clause (ii) to increase the number of shares of common stock reserved for issuance under the 2020 Plan by 2,572,174 shares, effective as of January 1, 2024. As of September 30, 2024, there were 5,329,431 shares available for issuance under the 2020 Plan.

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

On September 9, 2022, the Company granted 374,899 Restricted Stock Units (“RSUs”) to employees pursuant to an employee retention program approved by the board’s compensation committee. The RSUs have graded vesting on an annual basis for two years of continuous service, as per the 2020 Plan. As of September 30, 2024, the RSUs were fully vested and common stock was issued upon the settlement of the RSUs.

On January 18, 2024, the Company granted 952,665 RSUs to employees VP-level or higher, pursuant to an employee retention program approved by the compensation committee of the Company’s board of directors. The RSUs are scheduled to vest on June 30, 2025, based on approximately one and a half years of continuous service, as per the 2020 Plan.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was approved by the board of directors on September 24, 2020. A total of 400,752 shares of common stock were initially reserved for issuance under this plan, which shall be increased, upon approval by the board of directors, on January 1, 2021 and each January 1 thereafter, to the lesser of (i) 801,504 shares of common stock, (ii) 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the board of directors or any of its committees no later than the last day of the immediately preceding fiscal year. For 2024, the 2020 ESPP reserved shares were increased under clause (ii) by 514,434 shares, effective as of January 1, 2024. As of September 30, 2024, 275,497 shares are issued or outstanding, and there were 1,136,410 shares available for issuance, under the 2020 ESPP.

Stock Options

On July 16, 2024, the Company filed with the Securities and Exchange Commission a Tender Offer Statement on Schedule TO defining the terms and conditions of a one-time voluntary stock option exchange to its employees of certain options to purchase up to an aggregate of 2,820,491 shares of the Company’s common stock (the “Option Exchange”). On August 13, 2024, the completion date of the Option Exchange, stock options covering an aggregate of 2,786,691 shares of common stock were tendered by eligible employees, and the Company granted new options at an exercise price of $1.48, the Company’s closing stock price on August 13, 2024, covering an aggregate of 2,786,691 shares of common stock under the 2020 Equity Incentive Plan in exchange for the tendered options. As a result of the Option Exchange, the Company will recognize incremental stock-based compensation expense of $1,370 over the requisite service period of the new stock options, which is three or four years. The Company will recognize the sum of the incremental stock-based compensation expense and the remaining unrecognized compensation expense for the original awards on the modification date, over the requisite service period of the new stock options.

The following table summarizes option activity for the nine-month period ended September 30, 2024:

		Options Outstanding
				Weighted-
			Weighted	Average	Aggregate
	Shares		Average	Remaining	Intrinsic
	Available	Number of	Exercise	Contractual Life	Value
	for Grant	Options	Price	(in years)	(in 000s)
Balances at December 31, 2023	4,474,411	6,973,464	$9.44	7.01	$990
Shares reserved for issuance	2,572,174	—	—
Options granted	(6,261,885)	6,261,885	$1.64
Options forfeited / cancelled	4,544,731	(4,544,731)	$11.25
Options exercised	—	(3,111)	1.80
Balances at September 30, 2024 (unaudited)	5,329,431	8,687,507	$2.87	8.06	$190
At September 30, 2024
Vested and expected to vest		8,687,507	$2.87	8.06	$190
Exercisable		3,008,229	$5.11	5.11	$162

At September 30, 2024, the total compensation cost related to nonvested awards not yet recognized was $14,534. The weighted-average period over which the nonvested awards is expected to be recognized was 3.4 years.

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

The Company estimated the fair value of the options using the Black-Scholes options valuation model. The fair value of the options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value was estimated using the following assumptions:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2024	2023
Risk-free interest rate	3.58% - 4.69%	3.45% - 4.18%
Expected life (in years)	5.50 - 6.25	5.50 - 6.44
Dividend yield	0%	0%
Expected volatility	85.55% - 127.07%	75.2% - 77.7%

The weighted average assumptions used to estimate the fair value of stock purchase rights under the ESPP are as follows:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2024	2023
Risk-free interest rate	5.43%	5.36%
Expected life (in years)	0.50	0.49
Dividend yield	0%	0%
Expected volatility	85.55%	76.50%

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

Volatility: Volatility is based on the historical volatility of the Company’s publicly traded shares for the expected term.

Restricted Stock Units

The following table presents RSU activity under the 2020 Plan as of September 30, 2024:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2023	236,296	$13.60
Granted	952,665	1.80
Vested	(227,379)	13.62
Forfeited	(53,916)	3.75
Unvested shares at September 30, 2024	907,666	$1.80

As of September 30, 2024, there was $845 of unrecognized compensation cost related to RSUs that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 0.8 years.

Stock-based compensation expense recorded under ASC 718 related to stock options granted and common stock issued under the 2020 ESPP were allocated to research and development and general and administrative expense as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Research and development	$1,009	$1,500	$3,245	$4,139
General and administrative	1,215	1,824	4,356	5,270
Total stock-based compensation	$2,224	$3,324	$7,601	$9,409

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Stock options	$1,447	$2,644	$5,515	$7,414
Restricted stock units	719	625	1,918	1,832
Employee stock purchase plan	58	55	168	163
Total stock-based compensation	$2,224	$3,324	$7,601	$9,409

9. Income Taxes

The Company’s effective tax rates were 0.4% and 0% for the three months ended September 30, 2024 and 2023, respectively. The income tax provision and effective tax rate are driven primarily by the proceeds from the sale of the Company’s New Jersey tax net operating loss carryforwards and R&D tax credits.

During the three and nine months ended September 30, 2024 and 2023, the Company recorded a full valuation allowance on federal and state net deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

The State of New Jersey’s Technology Business Tax Certificate Program allows certain high technology and biotechnology companies to sell unused net operating loss (“NOL”) carryforwards and research and development (“R&D”) tax credits to other New Jersey-based corporate taxpayers. As of September 30, 2024, the Company received $16,176 of cash for the NOL and R&D tax credit sales related to the tax years ended December 31, 2015 to 2022. The sale of the NOLs and R&D tax credits has been recorded as an income tax benefit within the condensed consolidated statement of operations.

10. Net Loss per Share

The Company excluded all outstanding stock options and restricted stock units at each period end from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect. The following common stock equivalents were excluded from the calculation of diluted net loss per share:

	As of September 30,
	2024	2023
Options to purchase common stock	8,687,507	7,174,552
Unvested RSUs	907,666	244,064
Expected shares to be purchased under 2020 ESPP	47,242	74,100
Total	9,642,415	7,492,716

11. Related Parties

The Company has consulting agreements with three members of its board of directors; one of which waived his consulting fees starting as of September 2021. Total consulting fees paid during the three months ended September 30, 2024 and 2023 were $50 and $25, respectively. Total consulting fees paid during the nine months ended September 30, 2024 and 2023 were $137 and $67, respectively. There were no amounts owed under the consulting agreements as of September 30, 2024.

12. Restructuring

On January 18, 2024, the Company announced a restructuring plan involving the reduction of its workforce by approximately 30% of the Company’s employees. All of the costs under the restructuring plan were incurred during the nine months ended September 30, 2024. The Company undertook these steps in order to streamline operations, reduce costs and preserve capital as it advances into late-stage development for its lead product candidate, PC14586.

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

As a result of the reduction in force, the Company incurred an aggregate non-recurring charge of $597, consisting primarily of employee severance and benefit costs associated with the restructuring. The Company has recorded these charges in research and development expenses in the accompanying condensed consolidated statement of operations based on responsibilities of the impacted employees.

The Company accounts for employee termination benefits that represent a one-time benefit in accordance with ASC Topic 420, Exit or Disposal Cost Obligations. It records such costs into expense over the employee’s future service period, if any.

The following sets forth information regarding the balances and activity associated with the Company’s accrued employee severance and benefits costs (in thousands):

	Balance as of December 31, 2023	Expenses, net	Cash	Balance as of September 30, 2024
Employee severance and benefit costs	—	597	(597)	—

13. Subsequent Event

On August 5, 2024, the Company entered into the Termination Agreement. Pursuant to the Termination Agreement, the Company and the Landlord agreed to terminate the Lease subject to the Contingency. The Contingency was met on the date of sale on October 1, 2024, and the lease at One Research Way was terminated on such date.

Pursuant to the Termination Agreement, and subject to the Contingency, the Company agreed to surrender the property and pay a total termination fee of approximately $1,420 consisting of (i) a cash payment in the amount of approximately $798 and (ii) a release of a security deposit from the Company’s existing letter of credit in the amount of approximately $622. On October 1, 2024, the Company wrote off the $7,864 net ROU asset, the $12,714 lease liability, and the $9,454 of leasehold improvements associated with the lease at One Research Way in Princeton, New Jersey. This, along with associated broker fees, will result in a net loss on the lease termination of $6,768 in the condensed consolidated statements of operations for the year ended December 31, 2024.

On September 3, 2024, the Company entered into a new sublease agreement with Hengrui (USA) LTD., for approximately 14,201 square feet of office space located at 400 Alexander Park Drive, Suite 301, in Princeton, New Jersey for the Company’s new headquarters. The term of the lease is approximately 2 years, commencing on October 1, 2024 and expiring on February 28, 2027.

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

Since our formation in March 2013, we have devoted substantially all of our time and efforts to performing research and development activities and raising capital. We are not profitable and have incurred losses in each year since our inception. During the three and nine months ended September 30, 2024, the Company incurred net losses of $19.2 million and $35.7 million, respectively. As of September 30, 2024, we had an accumulated deficit of $345.7 million. We do not currently have any product candidates approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We initiated a Phase 1/2 clinical trial, PYNNACLE, in October 2020 for our lead product candidate, PC14586 (rezatapopt). In October 2020, we were granted FDA Fast Track Designation of PC14586 for the treatment of patients with locally advanced or metastatic solid tumors that have a p53 Y220C mutation. In July 2023, we concluded our End of Phase 1 meeting with the FDA with alignment on the recommended Phase 2 dose and key elements of the single arm, Phase 2 registrational portion of the PYNNACLE study. In October 2023, we presented our updated Phase 1 clinical data for PC14586 at the 2023 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics Meeting. We are continuing to dose patients in the pivotal Phase 2 monotherapy portion of our PYNNACLE trial, and have activated over 75% of sites globally across the U.S., Europe and Asia-Pacific. In October 2024, we discontinued enrollment in the Phase 1b combination arm of the PYNNACLE trial evaluating rezatapopt in combination with Merck and Co.’s anti-PD-1 therapy KEYTRUDA® (pembrolizumab) in patients with advanced solid tumors harboring a TP53 Y220C mutation. Additionally, we announced that we are collaborating with the MD Anderson Cancer Center and the Memorial Sloan Kettering Cancer Center to support an investigator-initiated Phase 1b study, which is designed to assess the safety, tolerability, pharmacokinetics, and preliminary efficacy of rezatapopt monotherapy in combination with azacytidine in patients harboring a TP53 Y220C mutation. We expect that enrollment for this Phase 1b study will begin in the first quarter of 2025. We also expect to provide interim data on the Phase 2 monotherapy registrational portion of the PYNNACLE trial by mid-2025.

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

We do not allocate our costs by product candidate or development program, as a significant amount of research and development expenses include compensation costs, materials, supplies, depreciation on and maintenance of research equipment, and the cost of services provided by outside contractors, which are not tracked by product candidate or development program. In particular, with respect to internal costs, several of our departments support multiple product candidate research and development programs, and therefore the costs cannot be allocated to a particular product candidate or development program. Substantially all of our research and development costs are associated with our lead product candidate, PC14586 (rezatapopt). We initiated a Phase 1/2 clinical trial in October 2020 for our lead product candidate, PC14586. In October 2020, we were granted FDA Fast Track Designation of PC14586 for the treatment of patients with locally advanced or metastatic solid tumors that have a p53 Y220C mutation. In October 2023, we presented our updated Phase 1 clinical data for PC14586 at the 2023 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics Meeting. We are continuing to dose patients, and have activated over 60% of sites globally across the US, Europe and Asia-Pacific, in the registrational, tumor-agnostic PYNNACLE Phase 2 trial of PC14586 in patients with advanced solid tumors harboring a TP53 Y220C mutation and KRAS wild-type (WT). In October 2024, we discontinued enrollment in the Phase 1b combination arm of the PYNNACLE trial evaluating rezatapopt in combination with Merck and Co.’s anti-PD-1 therapy KEYTRUDA® (pembrolizumab) in patients with advanced solid tumors harboring a TP53 Y220C mutation. Additionally, we announced that we are collaborating with the MD Anderson Cancer Center and the Memorial Sloan Kettering Cancer Center to support an investigator-initiated Phase 1b study, which is designed to assess the safety, tolerability, pharmacokinetics, and preliminary efficacy of rezatapopt monotherapy in combination with azacytidine in patients harboring a TP53 Y220C mutation. We expect that enrollment for this Phase 1b study will begin in the first quarter of 2025. We also expect to provide interim data on the Phase 2 monotherapy registrational portion of the PYNNACLE trial by mid-2025.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023.

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,
Statement of operations data:	2024 (Unaudited)	2023 (Unaudited)	Change
Operating expenses:
Research and development	$16,947	$13,586	$3,361
General and administrative	4,941	6,042	(1,101)

Total operating expenses	21,888	19,628	2,260

Loss from operations	(21,888)	(19,628)	(2,260)
Other income:
Interest income, net	2,615	2,984	(369)
Other income, net	121	4	117

Total other income	2,736	2,988	(252)

Loss before provision for income taxes	(19,152)	(16,640)	(2,512)
Provision for income taxes	74	—	74

Net loss	$(19,226)	$(16,640)	$(2,586)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Three Months Ended September 30,
Statement of operations data:	2024 (Unaudited)	2023 (Unaudited)	Change
Research	$1,743	$1,920	$(177)
Development	$11,055	6,785	4,270
Personnel related	$3,140	3,381	(241)
Stock-based compensation	$1,009	1,500	(491)
Total	$16,947	$13,586	$3,361

Research and development expenses were $16.9 million for the three months ended September 30, 2024, compared to $13.6 million for the three months ended September 30, 2023. The increase of $3.3 million, compared to the three months ended September 30, 2023, was primarily due to the following:

•
$4.1 million increase in research and development expenses associated with advancing our lead product candidate, PC14586, through the Phase 1/2 clinical trial; and
•
$0.7 million decrease in expenses for personnel related costs and stock-based compensation, primarily driven by decreased headcount from our reduction in force initiated in January 2024.

General and Administrative Expenses

General and administrative expenses were $4.9 million for the three months ended September 30, 2024, compared to $6.0 million for the three months ended September 30, 2023. The decrease of $1.1 million, compared to the three months ended September 30, 2023, was primarily due to following:

•
$0.9 million decrease in personnel expenses driven by a decrease in headcount and $0.2 million decrease in director and officer insurance fees.

Interest Income, Net

Interest income, net primarily consists of interest income from our interest-bearing cash, cash equivalents and marketable securities and interest costs related to accretion and amortization of discounts and premiums on marketable securities. Interest income, net was $2.6 million for the three months ended September 30, 2024. The decrease of $0.4 million compared to the three months ended September 30, 2023, is driven by less cash and investments in marketable securities and U.S treasuries during the three months ended September 30, 2024.

Comparison of the Nine Months Ended September 30, 2024 and 2023.

The following table summarizes our results of operations (in thousands):

	Nine Months Ended September 30,
Statement of operations data:	2024 (Unaudited)	2023 (Unaudited)	Change
Operating expenses:
Research and development	$44,760	$42,503	$2,257
General and administrative	15,520	18,727	(3,207)

Total operating expenses	60,280	61,230	(950)

Loss from operations	(60,280)	(61,230)	950
Other income:
Interest income, net	8,368	8,005	363
Other income, net	103	24	79

Total other income	8,471	8,029	442

Loss before provision for income taxes	(51,809)	(53,201)	1,392
(Benefit) provision for income taxes	(16,100)	3	(16,103)

Net loss	$(35,709)	$(53,204)	$17,495

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Nine Months Ended September 30,
Statement of operations data:	2024 (Unaudited)	2023 (Unaudited)	Change
Research	$4,370	$5,366	$(996)
Development	26,583	23,074	3,509
Personnel related	10,563	9,924	639
Stock-based compensation	3,244	4,139	(895)
Total	$44,760	$42,503	$2,257

Research and development expenses were $44.8 million for the nine months ended September 30, 2024, compared to $42.5 million for the nine months ended September 30, 2023. The increase of $2.3 million, compared to the nine months ended September 30, 2023, was primarily due to the following:

•
$2.5 million increase in research and development expenses, largely driven by increased contractual research organization costs; offset by
•
$0.2 million decrease in expenses for personnel related costs and stock-based compensation as a result of reduced headcount from our reduction in force initiated in January 2024.

General and Administrative Expenses

General and administrative expenses were $15.5 million for the nine months ended September 30, 2024, compared to $18.7 million for the nine months ended September 30, 2023. The decrease of $3.2 million, compared to the nine months ended September 30, 2023, was primarily due to following:

•
$1.8 million decrease in personnel expenses driven by a decrease in headcount, $1.1 million decrease in facility and equipment expenses due to expiration of three leases, and $0.5 million decrease in director and officer insurance fees and legal expenses; offset by
•
$0.2 million increase in finance and legal support expenses.

Interest Income, Net

Interest income, net primarily consists of interest income from our interest-bearing cash, cash equivalents and marketable securities and interest costs related to accretion and amortization of discounts and premiums on marketable securities. Interest income, net was $8.4 million for the nine months ended September 30, 2024. The increase of $0.4 million compared to the nine months ended September 30, 2023, is driven by increased interest rates from cash and investments in marketable securities and U.S treasuries during the nine months ended September 30, 2024.

Income Tax Benefit

As of September 30, 2024, the Company received $16.2 million of cash for the NOL and R&D tax credit sales related to the tax years ended December 31, 2015 to 2022. The sale of the NOLs and R&D tax credits have been recorded as an income tax benefit within the condensed consolidated statement of operations.

Liquidity and Capital Resources

Our financial condition is summarized as follows (in thousands):

	As of September 30,	As of December 31,
	2024	2023	Change
Financial assets:
Cash and cash equivalents	$48,810	$37,706	$11,104
Marketable securities – current	134,031	165,351	(31,320)
Marketable securities – noncurrent	15,096	25,505	(10,409)
Total financial assets	$197,937	$228,562	$(30,625)

Working capital:
Current assets	$189,620	$207,409	$(17,789)
Current liabilities	(13,563)	(14,029)	466
Total working capital	$176,057	$193,380	$(17,323)

Sources of Liquidity

Since our inception, we have not generated any revenue from any product sales or any other sources and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. As of September 30, 2024, we had cash, cash equivalents, and marketable securities of $197.9 million and an accumulated deficit of $345.7 million.

On October 4, 2021, we filed a shelf registration statement on Form S-3, as amended, (File No. 333-260012) with the SEC, or the Prior Shelf Registration Statement, which registered the offering, issuance, and sale of up to $200 million of various equity and debt securities and up to $150 million of common stock pursuant to an at-the-market equity offering program with Jefferies LLC, dated October 4, 2021, or the ATM Program. The Prior Shelf Registration Statement expired on October 4, 2024 and no shares of our common stock were able to be sold pursuant to the ATM Program following such date. We expect to file a new shelf registration statement on Form S-3 in order to, amongst other things, issue and sell common stock pursuant to the ATM Program. During the three and nine months ended September 30, 2024, we did not sell any shares of its common stock under the ATM Program. As of September 30, 2024, we have approximately $113.8 million remaining in gross proceeds available for future issuances of common stock under the ATM Program.

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

In January 2021, we signed a lease for 50,581 square feet of office and laboratory space at One Research Way in Princeton, New Jersey. That lease term extends through 2032 and has a five-year extension option. Amounts related to future lease payments as of September 30, 2024, totaled $13.9 million, with $1.9 million to be paid within the next 12 months. In August 2024, the Company entered into a Lease Termination Agreement with BMR-One Research Way LLC, in connection with the termination of the lease at One Research Way in Princeton, New Jersey. Pursuant to the Termination Agreement, the Company and the Landlord agreed to terminate the lease, contingent on the sale of the property by the Landlord to a prospective new buyer. The sale to the new buyer was completed on October 1, 2024 and the lease was terminated on such date.

In September 2024, we signed two subleases, one for 14,201 square feet of office space at 400 Alexander Park Drive, Suite 301, in Princeton, New Jersey, to be used as our new headquarters (“400 Alexander Sublease”), and the other for 3,025 square feet of office and laboratory space at 311 Pennington Rocky Hill in Hopewell, New Jersey, to be used for our new laboratory space (“311 Pennington Sublease”). The 400 Alexander Sublease term extends until February 28, 2027, and the 311 Pennington Sublease term extends until December 2029 and has a three-year extension option. Amounts related to future lease payments for 311 Pennington Sublease as of September 30, 2024, totaled $0.8 million with $0.1 million to be paid within the next 12 months. Amounts related to future lease payments for 400 Alexander Sublease as of October 1, 2024 totaled $0.8 million with $0.3 million to be paid within the next 12 months.

Plan of Operation and Future Funding Requirements

We use our capital resources primarily to fund operating expenses, mainly research and development expenditures. On January 18, 2024, we announced a restructuring plan involving the reduction of our workforce by approximately 30% of our employees. All of the costs under the restructuring plan were incurred during the nine months ended September 30, 2024. We undertook these steps in order to streamline operations, reduce costs and preserve capital as we advance our lead candidate, PC14586, into late-stage development. At this time, due to the inherently unpredictable nature of preclinical and clinical development, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval and commercialize our current product candidates or any future product candidates, if at all. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

Due to our significant research and development expenditures, we have generated substantial operating losses in each period since inception. We have incurred an accumulated deficit of $345.7 million through September 30, 2024. We expect to incur substantial additional losses in the future as we expand our research and development activities. For the nine months ended September 30, 2024 and 2023, our cash operating expenditures were $34.6 million and $43.6 million, respectively. Based on our research and development plans, we expect that our cash, cash equivalents and marketable securities as of September 30, 2024 will be sufficient to fund our operations to the end of 2026.

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
•
the costs involved in finalizing our announced reduction in force and related reorganization; and
•
our efforts to manage our office and laboratory headquarters, enhance operational systems and hire additional personnel to support development of our product candidates and satisfy our obligations as a public company.

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

Cash Flows

The following table summarizes our cash flows for the period indicated (in thousands):

	Nine Months Ended September 30,
	2024 (Unaudited)	2023 (Unaudited)
Cash used in operating activities	$(34,621)	$(43,572)
Cash provided by (used in) investing activities	45,608	(47,957)
Cash provided by financing activities	141	35,289
Impact of exchange rates on cash, cash equivalents, and restricted cash	(24)	—
Net increase (decrease) in cash and cash equivalents	$11,104	$(56,240)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024, was $34.6 million, which consisted primarily of net loss of $35.7 million partially offset by non-cash charges of $4.1 million. Changes in our net operating assets decreased operating cash by $3.0 million. The non-cash charges primarily consisted of stock-based compensation of $7.6 million, accretion of discounts on marketable securities of $4.2 million, depreciation of $1.1 million, and non-cash lease income of $0.3 million. The change in our net operating assets and liabilities was primarily due to an increase in prepaid expenses and other assets, and a decrease in outstanding payables and accrued expenses.

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

Investing Activities

Our investing activities provided $45.6 million of cash during the nine months ended September 30, 2024, which consisted primarily of maturities of marketable securities of $157.0 million, partially offset by purchases of marketable securities of $110.8 million, along with purchases of property and equipment of $0.6 million.

Our investing activities used $48.0 million of cash during nine months ended September 30, 2023, which consisted primarily of purchases of marketable securities of $187.1 million, along with purchases of property and equipment of $0.8 million, partially offset by maturities of marketable securities of $140.0 million.

Financing Activities

Our financing activities provided $0.1 million of cash during the nine months ended September 30, 2024. This consisted of $0.1 million of proceeds from the exercise of stock options.

Our financing activities provided $35.3 million of cash during the nine months ended September 30, 2023. This consisted of $35.1 million of common stock issued under the ATM Program, net of issuance costs, and $0.2 million of proceeds from the exercise of stock options and issuance of common stock under the 2020 ESPP.

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

We believe that the accounting policies described below involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of our operations. During the nine-month period ended September 30, 2024, there were no material changes to our critical accounting policies from those described in our audited condensed consolidated financial statements for the year ended December 31, 2023, included in our Annual Report on Form 10-K filed with the SEC on February 29, 2024, except as noted below.

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

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 of the notes to our unaudited condensed consolidated financial statements for the nine months ended September 30, 2024 included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks.

We had cash, cash equivalents, and marketable securities of $197.9 million and restricted cash of $0.8 million as of September 30, 2024. The Company’s cash equivalents consist of interest-bearing U.S. treasury securities, money market funds, and corporate debt securities. Our exposure due to changes in interest rates is not material due to the nature and amount of our money-market funds and marketable securities.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we may contract with foreign vendors that are located outside the United States in the future. This may subject us to fluctuations in foreign currency exchange rates in the future.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Securities Exchange Act of 1934, as amended, reports is recorded, processed, summarized and reported within the time periods specified in the SECs rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

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

On October 4, 2021, we filed a shelf registration statement on Form S-3, as amended (File No. 333-260012), or the Prior Shelf Registration Statement, which was subsequently declared effective by the SEC on April 28, 2022. The Prior Shelf Registration Statement consisted of (i) a base prospectus pursuant to which we may offer and sell, from time to time, up to $200 million of shares of our common stock, shares of our preferred stock, various series of debt securities and warrants to purchase any of such securities in one or more registered offerings, and (ii) a prospectus supplement pursuant to which we may offer and sell, from time to time, up to $150 million of shares of common stock in “at-the-market” offerings. The Prior Shelf Registration Statement expired on October 4, 2024 and no shares of our common stock were able to be sold pursuant to the ATM Program following such date. We expect to file a new shelf registration statement on Form S-3 in order to, among other things, issue and sell common stock pursuant to the ATM Program. During the three and nine months ended September 30, 2024, the Company did not sell any shares of its common stock under the ATM Program. As of September 30, 2024, we have approximately $113.8 million remaining in gross proceeds available for future issuances of common stock under the ATM Program. There has been no material change in the planned use of proceeds as described in the Prior Shelf Registration Statement. None of the offering expenses were paid or payable, directly, or indirectly, to our directors, officers, or persons owning 10% or more of any class of equity securities or to our affiliates.

(c) Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39539	3.1	September 29, 2020

3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-39539	3.2	May 10, 2023

10.1	Lease Termination Agreement, dated August 5, 2024, by and between BMR-One Research Way LLC and PMV Pharmaceuticals, Inc.	8-K	001-39539	10.1	August 8, 2024

31.1+	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

PMV Pharmaceuticals, Inc.

Date: November 7, 2024	By:	/s/ David H. Mack
David H. Mack, Ph.D.
President, Chief Executive Officer, and Director
(Principal Executive Officer)

PMV Pharmaceuticals, Inc.

Date: November 7, 2024	By:	/s/ Michael Carulli
Michael Carulli
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)