Form 10-K
period 2024-12-31
PMV Pharmaceuticals, Inc.
filed 2025-03-03
CIK 1699382

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

!

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 28, 2024 (the last business day of the Registrant’s most recently completed second fiscal quarter), was $81,704,068. Shares of the Registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded because such persons may be deemed affiliates. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

The number of shares of Registrant’s common stock outstanding as of March 3, 2025 was 51,933,604.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, development plans, and plans for our product candidates, planned preclinical studies and clinical trials, future results of clinical trials, future and expected research and development costs, regulatory strategy and approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “would”, “expect”, “plan”, “anticipate”, “could”, “intend”, “target”, “project”, “contemplate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

•
our financial performance;
•
the sufficiency of our existing cash, cash equivalents, and marketable securities to fund our future operating expenses and capital expenditure requirements;
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
•
our anticipated use of our existing cash, cash equivalents, and marketable securities and the proceeds from the ATM Program (as defined below);
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
•
the timing or likelihood of regulatory filings and approvals, including our expectation to seek accelerated reviews or special designations, such as breakthrough therapy and orphan drug designation, for our

ii

product candidates, including our intention to seek accelerated approval for rezatapopt, our lead product candidate, for a tumor-agnostic indication;
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
•
our ability to retain the continued service of our key personnel and to identify, hire and then retain additional qualified personnel; and
•
the impact of geopolitical tensions, such as the Ukraine-Russia war and the conflict in the Middle East, the impact of other disruptions resulting from public health epidemics, macroeconomic events such as global supply chain challenges, elevated inflation and interest rates and monetary policy changes, instability in the global banking system, or other related disruptions on our business and the execution of our clinical trials.

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

Our lead product candidate, rezatapopt, is an orally available small molecule designed to potently and selectively correct p53 misfolding caused by a specific p53 mutation, Y220C, while sparing wild-type p53. The p53 Y220C mutation is associated with approximately 1% of all cancers, including breast, non-small cell lung cancer, or NSCLC, colorectal, pancreatic and ovarian cancers. Rezatapopt is designed to restore the wild-type conformation by occupying the pocket created by the tyrosine to cysteine mutation in amino acid position 220. We are pursuing a tumor-agnostic development strategy and initiated a Phase 1/2 clinical trial, PYNNACLE, in October 2020. Our strategy is to seek approval under an accelerated pathway, and we believe our PYNNACLE clinical trial has the potential to serve as a pivotal study. In October 2020, we were granted U.S. Food and Drug Administration, or FDA, Fast Track designation of rezatapopt for the treatment of patients with locally advanced or metastatic solid tumors that have a p53 Y220C mutation. In July 2023, we met with the FDA at an End of Phase 1 meeting where alignment was obtained on the recommended Phase 2 dose and key elements of the single arm, Phase 2 registrational portion of the PYNNACLE study. In October 2023, we presented our updated Phase 1 clinical data for rezatapopt at the 2023 American Association for Cancer Research, or AACR, the National Cancer Institute, or NCI, and the European Organisation for Research and Treatment of Cancer, or EORTC, International Conference on Molecular Targets and Cancer Therapeutics Annual Meeting. We dosed our first patient in the pivotal Phase 2 monotherapy portion of the PYNNACLE study in the first quarter of 2024. We are continuing to dose patients in the pivotal Phase 2 monotherapy portion of our PYNNACLE trial, and have activated over 90% of sites globally across the U.S., U.K., Europe and Asia-Pacific. We also expect to provide interim data on the Phase 2 monotherapy registrational portion of the PYNNACLE trial by mid-2025. In October 2024, we discontinued enrollment in the Phase 1b combination arm of the PYNNACLE trial evaluating rezatapopt in combination with Merck and Co.’s anti-PD-1 therapy KEYTRUDA® (pembrolizumab) in patients with advanced solid tumors harboring a TP53 Y220C mutation. Additionally, we announced that we are collaborating with the MD Anderson Cancer Center, or MDACC, and the Memorial Sloan Kettering Cancer Center, or MSK, to support an investigator-initiated Phase 1b study, which is designed to assess the safety, tolerability, pharmacokinetics, and preliminary efficacy of rezatapopt monotherapy in combination with azacitidine in relapsed or refractory, or R/R, acute myeloid leukemia, or AML, and myelodysplastic syndromes, or MDS, patients harboring a TP53 Y220C mutation. MDACC dosed its first patient for this Phase 1b study in the first quarter of 2025.

A better understanding of mutations that drive cancers have facilitated the development of precise, gene- and protein-specific drugs known as targeted therapies. Targeted therapies have the potential to transform treatment of some cancers by providing robust clinical benefit to patients. In many cases, clinical responses can be dramatic enough to support expedited regulatory approval of these therapies. Further, recent advancements in next-generation-sequencing, or NGS, have accelerated the development of targeted therapies. A recent study found that 75% of oncologists in the United States employ genomic sequencing. We believe p53 mutations are particularly well-suited for the evolving precision oncology paradigm, as a single mutation can cause p53 malfunction, and p53 is one of the genes commonly sequenced in NGS panels. We believe that our precision oncology platform offers a substantial opportunity to expand the number of patients who will benefit from targeted therapies.

Rezatapopt and Pipeline

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

Our lead product candidate, rezatapopt, is designed to be an orally available small molecule that structurally corrects the mutant p53 protein with the Y220C mutation. The p53 Y220C mutation results from tyrosine being substituted by a cysteine at amino acid position 220 and is associated with approximately 1% of all cancers, including breast, NSCLC, colorectal, pancreatic and ovarian cancers. There are currently no products approved by the FDA that selectively target the p53 Y220C mutation.

Rezatapopt is designed to bind to the mutation site and structurally correct the misfolded p53 protein, while sparing wild-type p53. Our approach has yielded a highly selective product candidate, which we believe can maximize the potential therapeutic potency and minimize risk to normal functioning cells. In preclinical studies, rezatapopt has shown selective on-target activity (i.e., primarily functions in cells with the p53 Y220C mutation) and exhibited robust anti-tumor activity evidenced by potent tumor growth inhibition, or TGI, and strong tumor regression as a single agent.

We initiated a Phase 1/2 clinical trial, PYNNACLE, in October 2020 for our lead product candidate, rezatapopt. In October 2020, we were granted FDA Fast Track designation of rezatapopt for the treatment of patients with locally advanced or metastatic solid tumors that have a p53 Y220C mutation. In July 2023, we concluded our End of Phase 1 meeting with the FDA with alignment on the recommended Phase 2 dose and key elements of the single arm, Phase 2 registrational portion of the PYNNACLE study. In October 2023, we presented our updated Phase 1 clinical data for rezatapopt at the 2023 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics Meeting. We dosed our first patient in the pivotal Phase 2 monotherapy portion of the PYNNACLE study in the first quarter of 2024. We also expect to provide interim data on the Phase 2 monotherapy registrational portion of the PYNNACLE trial by mid-2025. In October 2024, we discontinued enrollment in the Phase 1b combination arm of the PYNNACLE trial evaluating rezatapopt in combination with Merck and Co.’s anti-PD-1 therapy KEYTRUDA® (pembrolizumab) in patients with advanced solid tumors harboring a TP53 Y220C mutation. Additionally, we announced that we are collaborating with the MDACC and MSK to support an investigator-initiated Phase 1b study, which is designed to assess the safety, tolerability, pharmacokinetics, and preliminary efficacy of rezatapopt monotherapy in combination with azacitidine in R/R AML and MDS patients harboring a TP53 Y220C mutation. MDACC dosed its first patient for this Phase 1b study in the first quarter of 2025.

Our Strategy

Our vision is to become a leading precision oncology company by designing, developing and commercializing novel precision medicines for every patient with a p53-driven tumor. We believe we are well positioned to leverage our deep experience in p53 biology, precision oncology platform and foundational knowledge acquired through our lead program to bring these therapies to patients. The critical components of our strategy include:

•
Advancing our lead product candidate, rezatapopt, as a tumor-agnostic, oral small molecule therapy for cancer patients. We have designed rezatapopt to be an orally available, tumor-agnostic therapeutic and, if approved, we believe it could become the first agent to address the p53 Y220C mutation-defined patient population. In October 2020, we initiated a Phase 1/2 clinical trial for rezatapopt in multiple solid tumors with the p53 Y220C mutation. We are conducting our clinical trials in this genomically-defined patient population and leverage learnings from recently approved tumor-agnostic drugs to inform the clinical and regulatory pathways for rezatapopt. In October 2023, we presented our Phase 1 clinical data for rezatapopt and observed partial responses across multiple tumor types. The pivotal Phase 2 monotherapy portion of our PYNNACLE trial initiated in the first quarter of 2024, and we expect to provide interim Phase 2 data by mid-2025.
•
Leveraging the advantages of precision medicine and our expertise in p53 biology to pursue accelerated approval of our product candidates. For our lead product candidate, rezatapopt, we are actively working with physicians and leading clinical trial institutions to enroll patients with the p53 Y220C mutation identified via NGS in our Phase 2 clinical trial. In order to rapidly confirm mechanistic and clinical proof of concept, we utilize assays to measure target engagement and biomarkers, as well as assess clinical responses in patients. We expect this strategy, which we also plan to replicate for our other future product candidates, will enable a rapid determination of target engagement and has the potential to serve as a predictive marker of efficacy, thereby providing clear decision points for clinical development and efficient advancement of our product candidates towards approval. Based on our encouraging PYNNACLE clinical results, we plan to seek breakthrough therapy designation from the FDA for rezatapopt, which, if granted, is intended to expedite clinical development and regulatory review. We intend to maximize the benefit of our product candidates by pursuing a tumor-agnostic approach.
•
Identifying and exploring combination therapy approaches for our product candidates. Though rezatapopt has demonstrated clear and robust tumor regression as a single agent in preclinical animal models and clinical proof of concept, we believe that the mechanism of correcting the structure of mutant p53 can be complementary to other oncology therapies. Leveraging our expertise in p53 biology, chemistry and cancer pharmacology, we plan to identify and explore combination strategies with multiple cancer therapies. For example, chemotherapy and radiation therapy, approaches that result in deoxyribonucleic acid, or DNA, damage and upregulate p53 are natural candidates for combining with our product candidates. In addition, we believe that p53 plays a role in influencing the tumor microenvironment. Therefore, immune checkpoint inhibitors, such as anti-PD-1 and anti-CTLA-4 agents, could also be considered as potential combination agents for use with our product candidates. We believe that our unique expertise will enable us to prioritize therapeutic strategies and optimize outcomes for clinical studies.
•
Harnessing the power of our precision oncology platform to discover and develop additional differentiated product candidates. Using our extensive in-house expertise, deep understanding of chemistry and decades of experience researching the p53 protein, we believe that we will be able to leverage and apply foundational knowledge from the advancement of rezatapopt to the discovery and development of additional product candidates.

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

Recent advances in genomic sequencing and a better understanding of the genomic alterations that drive tumor development and growth have facilitated precise, gene and protein-specific drug development, known as targeted therapies. Targeted therapies have the potential to transform treatment of some cancers by providing robust clinical benefit to patients. In notable cases, the clinical outcomes have been dramatic enough to support expedited regulatory approval of these therapies. For example, Retevmo in RET-altered NSCLC and thyroid cancers (Lilly/Loxo); Ayvakit, in platelet-derived growth factor receptor alpha exon 18 mutated advanced gastrointestinal stromal tumor, or GIST (Blueprint); Rozlytrek, in solid tumors with a neurotrophic tropomyosin receptor kinase, or NTRK, gene fusion (Roche); Vitrakvi, in solid tumors with an NTRK gene fusion (Loxo/Bayer); Zykadia, in anaplastic lymphoma kinase-positive, or ALK+, advanced NSCLC (Novartis); Zelboraf, in advanced melanoma with a BRAF V600E mutation (Roche Genentech); Xalkori, in ALK+ advanced NSCLC (Pfizer); Tagrisso, in epidermal growth factor receptor mutation-positive, or EGFR+, advanced NSCLC (AstraZeneca); Qinlock, in GIST (Deciphera); Krazati and Lumakras in KRAS G12C mutated NSCLC (Mirati and Amgen); Augtyro in ROS1 positive NSCLC tumors (Turning Point); and Bizengri in NSCLC and pancreatic tumors with a NRG1-positive gene fusion (Merus) all received approvals within five years of first dosing in humans. This time period is significantly reduced compared to conventional drug development timelines. Despite this progress, a recent analysis found that only 16% of patients with metastatic cancer have tumors with genomic profiles eligible for treatment with an approved targeted agent, which leaves a large opportunity for precision oncology.

There is an emerging change in the development of targeted therapies, in that cancer is increasingly being targeted through a tumor-agnostic approach with a focus on selectively targeting a genetic or protein mutation irrespective of tumor type. For example, there are now multiple tumor-agnostic product approvals that are based on a genomic mutation that defines the disease, as opposed to the tumor type. These include the aforementioned Vitrakvi, Rozlytrek and Augtyro approvals in NTRK gene fusion-positive solid tumors as well as KEYTRUDA and Jemperli, respectively, approval in metastatic microsatellite instability-high or deficient mismatch repair solid tumors. KEYTRUDA is also approved in tumor mutational burden-high-(TMB-H) solid tumors. In addition, the combination of Taflinar and Mekinist was approved for BRAF V600E mutation positive unresectable or metastatic solid tumors (with the exception of colorectal cancer). In addition, Retevmo was approved for RET gene fusion-positive solid tumors and Enhertu was approved for HER2-Positive (IHC 3+) unresectable or metastatic solid tumors. We believe that these approvals represent a fundamental shift in the development of targeted therapies and will increasingly lead to cancer being characterized for treatment in a genomic, rather than in a tumor-specific, manner, based on a biological rationale.

The widespread recognition that cancer is a genetic disease, as much as it is a disease defined by histology or anatomical location, has driven the increased use of genomic sequencing, which is now employed by approximately 75% of oncologists in the United States. As DNA sequencing technology advances, the availability of well-defined genomic sequencing tests increases. With the increasing number of approved targeted therapies, we believe that physicians will seek a better understanding of the underlying genetic and protein abnormalities associated with a specific type of cancer in order to determine the optimal course of treatment. Advances in genomic sequencing are leading to transformations in the discovery and development of new targeted oncology drugs.

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

We expect to initially seek approval of our product candidates in most instances, including with rezatapopt, at least as a second line therapy or for patients with no satisfactory alternative treatments or where the cancer has progressed following other treatment. Subsequently, depending on the nature of the clinical data and experience with any approved products or product candidates, if any, we may pursue approval as an earlier line therapy and potentially as a first line therapy. Cancer therapies are sometimes characterized as first line, second line or third line, and the FDA customarily approves new therapies for a second line or later lines of use. When cancer is detected early enough, first line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first line therapies, usually chemotherapy, antibody drugs, tumor-targeted small molecules, hormone therapy, radiation therapy, surgery or a combination of these, proves unsuccessful, second line therapies may be administered. Second line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor-targeted small molecules, or a combination of these. Third line therapies can include chemotherapy, antibody drugs and small molecule tumor-targeted therapies, more invasive forms of surgery and new technologies.

Rezatapopt: A Selective Structural Corrector of p53 Y220C Mutations

P53 is the most widely mutated gene in human cancers. The vast majority of these mutations occur as a result of missense mutations that are found in the DNA binding domain. P53 Y220C mutations are found in approximately 1% of all cancers. This particular mutation is expressed in a large variety of solid tumors, including breast, NSCLC, colorectal, pancreatic and ovarian cancers. Our lead product candidate, rezatapopt, is designed to be an orally available small molecule that structurally corrects a p53 protein containing the Y220C mutation and restores wild-type p53 function.

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

Clinical Development Plan of Rezatapopt

We initiated a Phase 1/2 clinical trial, PYNNACLE, for rezatapopt in October 2020. In addition, we were granted FDA Fast Track designation of rezatapopt for the treatment of patients with locally advanced or metastatic solid tumors with a p53 Y220C mutation in October 2020. We dosed our first patient in this clinical trial in the fourth quarter of 2020.

Phase 1 Completion. In July 2023, we concluded our End of Phase 1 meeting with the FDA with alignment on the recommended Phase 2 dose and key elements of the single arm, Phase 2 registrational portion of the PYNNACLE study. In October 2023, we presented our updated Phase 1 clinical data for rezatapopt at the 2023 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics Meeting.

The updated Phase 1 data, as of a September 5, 2023 data cutoff date, included enrollment of 67 patients with the p53 Y220C mutation, 51 of whom had measurable disease of which 38 were also KRAS wild type. Patients in the study had a median age of 63 (range of 32-84 years of age) with a range of tumor types and were heavily pretreated with a median of three prior lines of therapy. Of these patients, 38 patients with measurable disease and were KRAS wild type, were treated in the efficacious dose range, which was defined as a dose from 1150mg QD to 1500mg BID. In the efficacious dose range, confirmed partial responses were observed per investigator assessment (RECIST v1.1) in 13 patients (34%) across multiple different tumor types including breast, endometrial, ovarian, small cell lung and prostate cancer. After the data cutoff date, a confirmed partial response was also observed in a head and neck cancer patient. Best response of stable disease, or SD, or confirmed partial response was observed in 33 of the 38 patients (87%) in the efficacious dose range. We also evaluated patients at the recommended Phase 2 dose of 2000 mg QD. Among the 16 patients treated at the recommended Phase 2 dose level, confirmed partial responses were observed per investigator assessment (RECIST v1.1) in 6 patients (38%) across multiple tumor types, including those noted above. Best response of SD or confirmed partial response was observed in 14 of the 16 patients (88%).

Rezatapopt was observed to be generally well-tolerated (across 67 patients treated with rezatapopt monotherapy as of September 5, 2023). The majority of adverse events were mild or moderate (Grade 1 or 2) in severity with the most frequent adverse events being nausea, vomiting, aspartate transaminase, or AST,/alanine transaminase, or ALT, increase, anemia, blood creatinine increase and fatigue.

Phase 2 and Combination Studies. We dosed our first patient in the pivotal Phase 2 monotherapy portion of the PYNNACLE study in the first quarter of 2024. We are continuing to dose patients in the study, and have activated over 90% of sites globally across the U.S., U.K., Europe and Asia-Pacific. We also expect to provide interim data on the Phase 2 monotherapy registrational portion of the PYNNACLE trial by mid-2025. In October 2024, we discontinued enrollment in the Phase 1b combination arm of the PYNNACLE trial evaluating rezatapopt in combination with Merck and Co.’s anti-PD-1 therapy KEYTRUDA® (pembrolizumab) in patients with advanced solid tumors harboring a TP53 Y220C mutation. Additionally, we announced that we are collaborating with the MDACC and MSK to support an investigator-initiated Phase 1b study, which is designed to assess the safety, tolerability, pharmacokinetics, and preliminary efficacy of rezatapopt monotherapy in combination with azacitidine in R/R AML and MDS patients harboring a TP53 Y220C mutation. MDACC dosed its first patient for this Phase 1b study in the first quarter of 2025.

Other Pipeline Programs

In addition to our rezatapopt program, we are focused on developing a pipeline of product candidates targeting other p53 mutations or p53-related targets. These programs have been developed using our precision oncology platform and expertise.

We are able to utilize the same general principles and similar drug discovery methods developed from our rezatapopt, p53 Y220C, program to facilitate the development of additional new product candidates. We study the structural and functional properties of the target. We use assays, screens, preclinical model systems and biomarkers to assess and optimize selective small molecules. By leveraging our team’s depth of expertise around p53, we are positioned to accelerate our efforts to expand the pipeline of therapies that target p53 or other p53-related cancers.

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

We are a precision oncology company pioneering the discovery and development of small molecule therapies targeting p53 mutations and other p53-related cancers. We are aware of other product candidates that are in clinical development as potential treatments of various cancers through the modulation of p53. There are many product candidates that may affect the p53 pathway, such as through MDM2 inhibition. We are aware of molecules in development that also are being explored for p53 upregulation/activation in various stages of preclinical or clinical development being tested by Jacobio Pharmaceuticals, Frontier Medicines, Nutshell Therapeutics, Scorpion Therapeutics and AstraZeneca, among others. We are also aware of selective small molecule inhibitors that are designed to target wild-type p53 containing tumors through the p53-MDM2 interaction, which are in various stages of clinical development being tested by Aileron Therapeutics, Ascentage Pharma, Boehringer Ingelheim, Kartos Therapeutics, Kymera Therapeutics, Otsuka Pharmaceuticals, Novartis and Roche, including testing MDM2 inhibitors in combination with a variety of other anti-cancer agents.

We face competition with respect to our current product candidates and will face competition with respect to future product candidates, from segments of the pharmaceutical, biotechnology and other related markets that pursue targeted therapies for patients with genomically-defined cancers. If rezatapopt or our future product candidates do not offer sustainable advantages over competing products, we may otherwise not be able to successfully compete against current and future competitors.

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

We generally expect to rely on third parties for the manufacture of companion diagnostics for our products, which are assays or tests to identify an appropriate patient population. Depending on the technology solutions we choose, we may rely on multiple third parties to manufacture and sell a single test. In May 2024, we entered into a partnership with Foundation Medicine, Inc. to develop Foundation Medicine’s tissue-based comprehensive genomic profiling test, FoundationOne®CDx, as a companion diagnostic for rezatapopt. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with current Good Manufacturing Practice, or cGMP, requirements which impose certain production, manufacturing, procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP requirements and other aspects of regulatory compliance.

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

We generally file a provisional patent application with the U.S. Patent and Trademark Office, or USPTO, first and then subsequently file a corresponding non-provisional patent application. This process enables us to establish an earlier effective filing date in the subsequently filed non-provisional patent application. To benefit from the earlier effective filing date, we must file a corresponding non-provisional patent application, such as a utility application in the United States or an international application under the Patent Cooperation Treaty, or PCT, within 12 months of the date of the provisional patent application filing. Based on a PCT filing, we may file national and regional patent applications in the United States or foreign jurisdictions, such as the European Union, China, Japan and possibly others. To date, we have not filed for patent protection in all national and regional jurisdictions where such protection may be available, and we may decide to abandon national and regional patent applications before a patent is granted. In addition, the patent grant proceeding for each national or regional patent application that we file is an independent proceeding. As a result, it is possible for a patent application to be granted in one jurisdiction and denied in another jurisdiction, and depending on the jurisdiction, the scope of patent protection may vary. As of February 21, 2025, we owned nine issued U.S. patents and nine granted foreign patents relating to methods of use and composition of matter of PMV compounds, including rezatapopt, at least 10 pending U.S. patent applications, and at least 40 pending foreign patent applications, each of which relates to methods of use and composition of matter of PMV compounds. The nine issued U.S. patents are expected to expire between 2037 and 2043, without taking into account any possible patent term adjustment or extensions.

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
•
submission to the FDA of an new drug application, or NDA, after completion of all pivotal trials;
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

In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies, such as market exclusivities, which could lead to uncertainties in the industry. Further, changes in the leadership of the FDA and other federal agencies under the Trump administration may lead to new policies, changes in the regulations, or disruptions to the operations of federal agencies, any of which may impact our clinical development plans.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Trump administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, effective April 1, 2013, which will remain in effect through 2032, unless additional Congressional action is taken.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. Specifically, there have been several recent U.S. Presidential executive orders, Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the American Rescue Plan Act of 2021 eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of approved products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges and future government reform measures on us and the pharmaceutical industry as a whole is unclear.

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

FDA Approval and Regulation of Companion Diagnostics

We expect that our product candidates may require use of a diagnostic to identify appropriate patient populations for our products. These diagnostics, often referred to as companion diagnostics, are medical devices, often in vitro devices, which provide information that is essential for the safe and effective use of a corresponding drug. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import and post-market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance (or decision to grant a De Novo classification request if there is no predicate device), and premarket approval, or PMA approval. In January 2024, FDA announced its plans to reclassify certain high-risk of in vitro diagnostics, including companion diagnostics, as Class II devices. As such, to the extent we or our collaborators develop a companion diagnostic, it may be regulated as a Class II or Class III medical device, depending on its intended use and technical characteristics, among other factors.

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

Employees and Human Capital Resources

As of March 3, 2025, we had 47 full-time employees, including 14 employees with Ph.D., M.D. or Pharm.D. degrees. Of these full-time employees, 36 employees are engaged in research and development activities.

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

Environmental, Social and Governance (ESG) Initiatives

As a clinical-stage precision oncology company, we are rooted in our mission to fundamentally disrupt the course of cancer for patients with p53 gene mutations and other p53-related cancers. We believe integrating responsible environmental, social, and governance principles into our corporate strategy will drive sustainable value creation for our shareholders, employees, patients, and caregivers over the long term. We have formed an internal ESG Working Group with cross-functional senior leadership that meets periodically, with oversight by the nominating and corporate governance committee of our board of directors. Our ESG Working Group oversees our sustainability efforts, and we have documented our initiatives in our 2024 ESG Highlights Report, which is available on our website at ir.pmvpharma.com. The content provided in our 2024 ESG Highlights Report or accessible through our website is not incorporated by reference as part of this Annual Report on Form 10-K.

Corporate Information

We were incorporated in Delaware in March 2013 under the name “PJ Pharmaceuticals, Inc.” In July 2013, we changed our name to “PMV Pharmaceuticals, Inc.” Our principal executive offices are located at 400 Alexander Park Drive, Suite 301, Princeton, New Jersey 08540. Our telephone number is (609) 642-6670. Our website address is www.pmvpharma.com. Information contained on, or that can be accessible through, our website is not a part of this Annual Report on Form 10-K and the inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference only.

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

Risk Factors Summary

Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in our common stock risky include, among others:

•
we have a limited operating history, have not completed any clinical trials, and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and viability;
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
•
we will require substantial additional capital to finance our operations in the future. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and product development programs or future commercialization efforts;
•
our discovery and preclinical and clinical development is focused on the development of precision medicines for patients with genomically defined cancers, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs targeting p53 hotspot mutations and other p53-related cancers is novel, may never lead to marketable products and may not ultimately represent a significant market;
•
we are substantially dependent on our lead product candidate, rezatapopt. If we are unable to advance rezatapopt or any of our future product candidates through clinical development, obtain regulatory approval and ultimately commercialize rezatapopt or any of our future product candidates, or experience significant delays in doing so, our business, financial condition and results of operations will be materially adversely affected;
•
interim, initial, “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data;
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

•
we currently rely, and plan to rely in the future, on third parties to conduct and support our preclinical studies and clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates;
•
if we are unable to obtain and maintain sufficient patent and other intellectual property protection for our product candidates and technology, our competitors could develop and commercialize products and technology similar or identical to ours, and we may not be able to compete effectively in our market or successfully commercialize any product candidates we may develop; and
•
our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to protect our intellectual property rights throughout the world.

Risks Related to Our Limited Operating History, Business, Financial Condition, Results of Operations and Need for Additional Capital

We have a limited operating history, have not completed any clinical trials, and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and viability.

We are a clinical stage biotechnology company with a limited operating history. We commenced operations in March 2013, and our operations to date have been primarily limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and, more recently, clinical studies, and establishing arrangements with third parties for the manufacture of initial quantities of product candidates. Our lead product candidate, rezatapopt, received authorization to proceed under an IND with the FDA in September 2020 and then received Fast Track designation in October 2020. In the fourth quarter of 2020, we initiated patient dosing in our Phase 1/2 clinical trial of rezatapopt. We announced preliminary results from the Phase 1/2 clinical trial of rezatapopt in June 2022. In October 2023, we announced updated Phase 1 results from the Phase 1/2 clinical trial of rezatapopt, and we dosed our first patient in the pivotal Phase 2 monotherapy portion of the trial in the first quarter of 2024. In October 2024, we discontinued enrollment in the Phase 1b combination arm of the PYNNACLE trial evaluating rezatapopt in combination with Merck and Co.’s anti-PD-1 therapy KEYTRUDA® (pembrolizumab) in patients with advanced solid tumors harboring a TP53 Y220C mutation. We have not demonstrated an ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We have incurred significant net losses in each period since we commenced operations in March 2013. Our net losses were $58.7 million and $69.0 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $368.7 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Additionally, the net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indicator of our future performance.

We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

•
continue our research and development efforts and submit IND applications for our product candidates;
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

Our ability to become profitable depends upon our ability to generate revenue. We have not received marketing approval for any product candidate, and we have not generated any revenue from any product sales. We do not expect to generate revenue unless or until we successfully complete preclinical and clinical development and obtain regulatory approval of, and then successfully commercialize, at least one product candidate. We announced preliminary results for our Phase 1/2 clinical trial of our lead product candidate, rezatapopt, in June 2022, and announced updated Phase 1 results in October 2023. We are continuing to transition from a company with a research focus to a company capable of supporting clinical development and commercial activities. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. In addition, all of our other product candidates are still in preclinical development and have not been evaluated in humans. We face significant translational risk as our product candidates advance to the clinical stage, and promising results in preclinical studies may not be replicated in clinical trials. All of our current and future product candidates will require preclinical and clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Our ability to generate revenue depends on a number of factors, including, but not limited to:

•
successful enrollment and timely completion of our clinical trials for our lead product candidate, rezatapopt, and timely initiation and completion of our preclinical studies for our future product candidates, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;
•
establishing and maintaining relationships with contract research organizations, or CROs, and clinical sites for the clinical development of rezatapopt and our future product candidates;
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

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for, rezatapopt, and advance our future product candidates. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory agencies to perform preclinical studies or clinical trials in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

As of December 31, 2024, we had $183.3 million in cash, cash equivalents, and marketable securities. Although we believe that our available cash, cash equivalents, and marketable securities will be sufficient to fund our planned operations at least through the end of 2026, this belief is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. This belief also does not reflect the possibility that we may not be able to access a portion of our existing cash and cash equivalents due to market conditions. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the United States, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis.

Our future capital requirements depend on many factors, including:

•
the scope, progress, results and costs of researching and developing our current product candidates or any future product candidates we choose to pursue, and conducting preclinical studies and clinical trials, including our clinical trials of rezatapopt;

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

We do not have any committed external source of funds and adequate additional financing may not be available to us on acceptable terms, or at all. In addition, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, inflation expectations, rising interest rates and the disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from a global pandemic or other public health emergencies, geopolitical tensions (such as the Ukraine-Russia war, the conflict in the Middle East and trade restrictions between the U.S. and China) among other global conditions affecting financial markets. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts.

Risks Related to Product Development

Our discovery and product development is focused on the development of precision medicines for patients with genomically defined cancers, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs targeting p53 is novel, may never lead to marketable products and may not ultimately represent a significant market.

The discovery and development of precision medicines for patients with genomically defined cancers is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Further, despite decades of research on p53 as a target for precision medicines, prior product development efforts have been unsuccessful. Although we believe, based on our preclinical work and p53 research generally, that the top ten most frequent, or hotspot, p53 mutations have potential as precision oncology targets, clinical results may not confirm this hypothesis or may only confirm it for certain mutations or certain tumor types.

Further, even if our approach is successful in showing clinical benefit for tumors harboring the p53 mutation targeted by our lead product candidate, rezatapopt, we may never successfully identify additional product candidates for targeting p53 through our platform. Therefore, we do not know if our approach of treating patients with genomically defined cancers will be successful, and if our approach is unsuccessful, our business will be materially adversely affected.

In addition, because our approach targets genomically defined cancer patients and not specific tumors based on tumor or cancer types, we are pursuing a tumor-agnostic development strategy (i.e., pursuing approval for a potential indication based on a specific genetic mutation rather than a specific type of tissue). There is currently a limited number of approved tumor-agnostic therapies and we may not receive approval for a broad tumor-agnostic indication or may be delayed in receiving broad tumor-agnostic approval. For example, in October 2024, we discontinued enrollment in the Phase 1b combination arm of the PYNNACLE trial evaluating rezatapopt in combination with Merck and Co.’s anti-PD-1 therapy KEYTRUDA® (pembrolizumab) in patients with advanced solid tumors harboring a TP53 Y220C mutation. We subsequently announced that we are collaborating with the MD Anderson Cancer Center and the Memorial Sloan Kettering Cancer Center to support an investigator-initiated Phase 1b study, which is designed to assess the safety, tolerability, pharmacokinetics, and preliminary efficacy of rezatapopt monotherapy in combination with azacitidine in R/R AML and MDS patients harboring a TP53 Y220C mutation. If our Phase 1/2 trial for rezatapopt does not support a tumor-agnostic indication, but we observe clinical benefit in certain tumor or cancer types, we may decide to pursue a tumor- or cancer-specific indication which may require additional clinical trials. Further, even if our Phase 1/2 trial for rezatapopt is successful, the FDA may not agree that such study can serve as a pivotal study, which would require us to conduct additional clinical trials prior to approval.

We are substantially dependent on our lead product candidate, rezatapopt. If we are unable to advance rezatapopt or any of our future product candidates through clinical development, obtain regulatory approval and ultimately commercialize rezatapopt or any of our future product candidates, or experience significant delays in doing so, our business, financial condition and results of operations will be materially adversely affected.

We allocate the majority of our efforts and financial resources to the development of our lead product candidate, rezatapopt. Our future success is dependent on our ability to timely and successfully complete clinical trials, obtain marketing approval for and successfully commercialize rezatapopt. All of our other product candidates are still in preclinical development and have never been tested in human subjects. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of rezatapopt and one or more of our future product candidates. In addition, our product development programs contemplate the development with third party collaborators of companion diagnostics, which are assays or tests used to identify an appropriate patient population for our product candidates. Companion diagnostics are subject to regulation as medical devices (or in vitro diagnostic devices) and must themselves be approved for marketing by the FDA and comparable foreign regulatory agencies before we may commercialize such companion diagnostics with our product candidates. The success of our product candidates will depend on several factors, including the following:

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

We are required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective before we can seek marketing approvals for their commercial sale. Success in preclinical studies does not mean that future clinical trials will be successful. For instance, we do not know whether rezatapopt will perform in its clinical trials as rezatapopt has performed in preclinical studies, nor can we predict how our future product candidates will perform in future preclinical studies or clinical trials. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and other comparable foreign regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. Regulatory authorities may also limit the scope of later-stage trials until we have demonstrated satisfactory safety, which could delay regulatory approval, limit the size of the patient population to which we may market our product candidates or prevent regulatory approval. In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dose and dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. Patients treated with our product candidates may also be undergoing surgical, radiation and chemotherapy treatments and may be using other approved products or investigational new drugs, which can cause side effects or adverse events that are unrelated to our product candidates. As a result, assessments of efficacy can vary widely for a particular patient, and from patient to patient and site to site within a clinical trial. This subjectivity can increase the uncertainty of, and adversely impact, our clinical trial outcomes.

We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain approval to market any of our product candidates.

Even if we succeed in developing and commercializing our product candidates, we may never generate sufficient or sustainable revenue to enable us to be profitable.

We may need to use existing commercial diagnostic tests or develop, in collaborations or partnerships with third parties, novel companion diagnostics for some of our current or future product candidates. If we or our collaboration partners are unable to successfully develop, validate and obtain approval for such companion diagnostics, or experience significant delays in doing so, we may not realize the full commercial potential of our future product candidates.

As one of the key elements of our product development strategy, we seek to identify cancer patient populations that may derive meaningful benefit from our current or future product candidates. Because specific genetic mutations will be used to identify the appropriate patients for our programs and our current or future product candidates, we believe that our success may depend, in part, on our ability to use existing diagnostic tests and genomic sequencing, or to develop novel companion diagnostics in collaboration with partners.

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

We have little experience as a company in the development of diagnostics. As such, we expect to rely on partners for the design, development and manufacture of appropriate diagnostics to pair with our current or future product candidates. For example, in May 2024, we entered into a collaboration agreement with Foundation Medicine, Inc. for the development of Foundation Medicine’s tissue-based comprehensive genomic profiling test, FoundationOne®CDx, as a companion diagnostic for rezatapopt. We will be dependent on the sustained cooperation and effort of our future collaborators in developing and obtaining approval for these companion diagnostics. It may be necessary to resolve issues such as selectivity/specificity, analytical validation, reproducibility or clinical validation of companion diagnostics during the development and regulatory approval processes. Moreover, even if data from preclinical studies and early clinical trials appear to support development of a companion diagnostic for a product candidate, data generated in later clinical trials may fail to support the analytical and clinical validation of the companion diagnostic.

Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities outside the United States as medical devices (or in vitro diagnostic devices) and require separate regulatory approval or clearance prior to commercialization. Moreover, the FDA generally requires the contemporaneous approval of companion diagnostics and the associated therapeutic. Changes in the FDA leadership, regulatory actions and other actions under the Trump administration, including changes in the FDA’s regulation of diagnostic tests, may impact our development of a companion diagnostic for our product candidates and result in delays in regulatory approval.

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

We may not be able to initiate or continue clinical trials on a timely basis or at all for our product candidates if we are unable to recruit and enroll a sufficient number of eligible patients to participate in these trials through completion of such trials as required by the FDA or other comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. Our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. For example, our enrollment for clinical trials of rezatapopt will require patients to have the specific p53 Y220C mutation. If we are unable to locate a sufficient number of such patients, our clinical trial and development plans could be delayed.

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

Our projections of both the number of people who have the p53 hotspot mutations we are targeting, who may have their tumors genomically sequenced, as well as the subset of people with these mutations in a position to receive a particular line of therapy and who have the potential to benefit from treatment with our product candidates, are based on our assumptions and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new therapies may change the estimated incidence or prevalence of the cancers that we are targeting. Consequently, even if our product candidates are approved for a second or third line of therapy, the number of patients that may be eligible for treatment with our product candidates may turn out to be much lower than expected. In addition, we have not yet conducted market research to determine how treating physicians would expect to prescribe a product that is approved for multiple tumor types if there are different lines of approved therapies for each such tumor type.

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
•
legislation or other measures that restrict business, trade, or use of government funding for any product or service rendered by certain companies based in China or Chinese-owned U.S. companies due to national security concerns or geopolitical issues, and our reliance on such Chinese companies, including CROs, contract manufacturing organization, or CMOs, suppliers, and other vendors or contractors based in China. For example, proposed legislation in Congress known as the BIOSECURE Act, or similar legislation, could limit our ability to work with CROs or CMOs in China and would restrict the purchase of services or products from certain specified companies in China. This new or proposed legislation, or similar legislation in the future, could adversely impact our current or future third-party arrangements with certain companies, including those in China or Chinese-owned U.S. companies, which could delay or impact clinical trials and consequently delay or obstruct successful commercialization of our drug candidates;
•
regulations or other potentially new measures that, for national security or geopolitical reasons, affect the transfer of certain types of data abroad, including to China; for example, the Department of Justice recently issued a final rule which takes effect in April 2025 that places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to business partners located in China and other designated countries, or with other specified links to China and other designated countries;
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
•
trade protection measures, import or export licensing requirements or other restrictive actions by U.S. or non-U.S. governments; production or supply shortages resulting directly or indirectly from any events affecting raw material supply or manufacturing capabilities abroad, including, but not limited to, impacts due to the ongoing Ukraine-Russia war or the conflict in the Middle East, addition of certain suppliers or companies to the Unverified List under the Export Administration Regulations, implementation of other export controls, restrictions or sanctions that can impact the supply chain, our business, or business operations of our suppliers, contractors or partners;
•
business interruptions resulting directly or indirectly from geo-political actions, conflicts and terrorism; and supply and other disruptions resulting from the impact of public health epidemics on our strategic partners, third-party manufacturers, suppliers and other third parties upon which we rely.

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

In particular, we are aware of molecules in development that also are being explored for p53 upregulation/activation in various stages of preclinical or clinical development being tested by Jacobio Pharmaceuticals, Frontier Medicines, Nutshell Therapeutics, Scorpion Therapeutics and AstraZeneca, among others. We are also aware of selective small molecule inhibitors that are designed to target wild-type p53 containing tumors through the p53-murine double minute 2, or MDM2, interaction, which are in various stages of clinical development being tested by Aileron Therapeutics, Ascentage Pharma, Boehringer Ingelheim, Kartos Therapeutics, Kymera Therapeutics, Otsuka Pharmaceutical, Novartis and Roche, including testing MDM2 inhibitors in combination with a variety of other anti-cancer agents.

We face competition with respect to our current product candidates and will face competition with respect to future product candidates, from segments of the pharmaceutical, biotechnology and other related markets that pursue targeted therapies for patients with genomically-defined cancers. If rezatapopt or our future product candidates do not offer sustainable advantages over competing products, we may otherwise not be able to successfully compete against current and future competitors.

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

Our future operating results are dependent on our ability to successfully discover, develop, obtain regulatory approval for and commercialize product candidates beyond our lead product candidate, rezatapopt, and those we currently have in preclinical development. A product candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

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

While our lead product candidate, rezatapopt, is still in clinical development and although it has been generally well-tolerated per our preliminary and updated data releases, as is the case with all oncology drugs, it is likely that there may be significant side effects associated with its use. rezatapopt or future product candidates may be used in populations for which safety concerns may be reviewed by regulatory agencies. In addition, we are collaborating with MD Anderson and MSK to support an investigator-initiated Phase 1b study, which is designed to assess the safety, tolerability, pharmacokinetics, and preliminary efficacy of rezatapopt monotherapy in combination with azacitidine in R/R AML and MDS patients harboring a TP53 Y220C mutation, and we may study rezatapopt in combination with other additional therapies, which may exacerbate adverse events associated with the therapy. Further, our product candidates will be used in patients that have weakened immune systems, which may exacerbate any potential side effects associated with their use. Patients treated with rezatapopt or any of our future product candidates may also be undergoing surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, it is expected that some of the patients enrolled in our rezatapopt clinical trials will die or experience major clinical events either during the course of our clinical trials or after participating in such trials. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects.

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

In October 2024, we announced that we are collaborating with the MD Anderson Cancer Center and the Memorial Sloan Kettering Cancer Center to support an investigator-initiated Phase 1b study, which is designed to assess the safety, tolerability, pharmacokinetics, and preliminary efficacy of rezatapopt monotherapy in combination with azacitidine in R/R AML and MDS patients harboring a TP53 Y220C mutation. We intend to develop our current or future product candidates in combination with one or more other approved cancer therapies or therapies in development. Patients may not be able to tolerate rezatapopt or any of our future product candidates in combination with other therapies or dosing of rezatapopt or any of our future product candidates in combination with other therapies may have unexpected consequences. Even if any of our current or future product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates or our own products being removed from the market or being less successful commercially.

We may also evaluate our current or future product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or comparable foreign regulatory authorities. We will not be able to market and sell any product candidate in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval.

If the FDA or other comparable foreign regulatory authorities do not approve or withdraw their approval of these other therapies, or if safety, efficacy, commercial adoption, manufacturing or supply issues arise with the therapies we choose to evaluate in combination with rezatapopt or any future product candidate, we may be unable to obtain approval of or successfully market any one or all of the current or future product candidates we develop. Additionally, if the third-party providers of therapies or therapies in development used in combination with our current or future product candidates are unable to produce sufficient quantities for clinical trials or for commercialization of our current or future product candidates, or if the cost of combination therapies are prohibitive, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

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
•
injury to our reputation;
•
withdrawal of clinical trial participants;
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

We cannot commercialize product candidates in the United States without first obtaining regulatory approval from the FDA. Similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of our product candidates, including our lead product candidate rezatapopt, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for each targeted indication.

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

The process of obtaining regulatory approvals, both in the United States and abroad, is unpredictable, expensive and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations or changes in regulatory review for each submitted IND, NDA or equivalent application types, may cause delays in the approval or rejection of an application. For example, the FDA issued various COVID-19 related guidance documents for trial sponsors and manufacturers during the COVID-19 national and public health emergencies, and may do so in response to other public health concerns in the future.

FDA’s Oncology Center of Excellence initiated Project Optimus to reform the dose optimization and dose selection paradigm in oncology drug development and Project FrontRunner to help develop and implement strategies to support approvals in the early clinical setting, among other goals. How the FDA plans to implement these goals and their impact on specific clinical programs and the industry are unclear. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

•
the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials, including our Phase 1/2 clinical trial design for rezatapopt, or require us to modify the design of our clinical trials, including additional procedures and contingency measures in response to the COVID-19 pandemic or as required by clinical sites, IRBs, FDA or other regulatory authorities;
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

Further, in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease. This decision created uncertainty in the application of the orphan drug exclusivity. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. In view of the overturn of the Chevron doctrine in Loper Bright Enterprises v. Raimondo, this landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies, including regulatory exclusivities, which could lead to uncertainties in the industry. Further, changes in the leadership of the FDA and other federal agencies under the Trump administration may lead to new policies and changes in the regulations and operations of the FDA, which may impact our clinical development plans. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

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

If a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for Fast Track designation. In October 2020, we received Fast Track designation for rezatapopt from the FDA. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular future product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Further, even though we have received Fast Track designation for rezatapopt, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may rescind the Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Our lead product candidate, rezatapopt, is in clinical development and all of our other product candidates are in discovery or preclinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Our clinical trials may not be conducted as planned or completed on schedule, if at all, and a failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Our preclinical studies and clinical trials may not be successful.

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

Additionally, our rezatapopt Phase 1/2 clinical trial is, and other clinical trials we conduct in the future may be, open-label in study design and conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge.

We may experience delays in obtaining the FDA’s authorization to initiate clinical trials, completing ongoing clinical trials of rezatapopt and preclinical studies of our other product candidates and initiating our planned preclinical studies and clinical trials. Additionally, we cannot be certain that preclinical studies or clinical trials for our product candidates will begin on time, not require redesign, enroll an adequate number of research subjects or patients on time, or be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

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
•
the cost of clinical trials of our product candidates may be greater than we anticipate, for example, if we experience delays or challenges in identifying patients with the mutations required for our clinical trials, we may have to reimburse sites for genomic sequencing costs in order to encourage sequencing of additional patients;
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

In addition, the FDA and other regulatory authorities may change their policies, issue additional regulations or revise existing regulations, or take other actions, such as those implemented by the Department of Government Efficiency, which may prevent or delay approval of our future products under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may have obtained. In view of the Loper Bright Enterprises v. Raimondo decision, this landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies. Additionally, changes in the leadership of the FDA and other federal agencies under the Trump administration may also lead to new policies and changes in the regulations and operations of the FDA, which may impact our clinical development plans.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. Changes in the leadership of the FDA and other federal agencies under the Trump administration, including return-to-office policy, hiring freeze, and layoffs, may also lead to changes in the operations of the FDA, which may have a material impact on the industry. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. The U.S. Supreme Court’s overturn of the Chevron doctrine in Loper Bright Enterprises v. Raimondo may invite various stakeholders to bring lawsuits against the FDA and other federal agencies to challenge longstanding decisions and policies, which could lead to uncertainty in the industry. Further, changes to the leadership of the FDA and other federal agencies under the Trump administration may result in changes in agencies’ funding, operations, and policies, which may impact our clinical development plans and timelines. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. To the extent any current or future executive or legislative actions impose significant changes in or burdens on, or otherwise materially delay, FDA’s ability to engage in routine oversight activities, such as implementing regulations through rulemaking, issuance of guidance, and agency review and approval of marketing applications on a timely basis, our business and clinical development plans could be negatively impacted. If we, as well as our contractors, are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or are not able to maintain regulatory compliance, we may be delayed in obtaining regulatory approval, lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Trump administration will impact the ACA and our business.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, for example, the American Rescue Plan Act of 2021 eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, CMS selected 10 high-cost Medicare

Part D drugs in 2023 and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act of 2022 are unconstitutional. The impact of these judicial challenges, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Trump administration us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, FDA has authorized the state of Florida to develop Section 804 Importation Programs to import certain prescription drugs from Canada for a limited period, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Further, national security concerns or changing geopolitical tensions could spur regulations that limit our ability to transfer certain types of data abroad. For example, the Department of Justice recently issued a final rule which takes effect in April 2025 that places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to business partners located in China and other designated countries, or with other specified links to China and other designated countries.

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

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, foreign investment, data transfer and other trade laws and regulations. We can face serious consequences for violations.

Among other matters, we are subject to U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, foreign investment, data transfer, and other trade laws and regulations, which are collectively referred to as Trade Laws. These Trade Laws can prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We also expect our non-U.S. activities to increase in time. We plan to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to Our Business

We are highly dependent on our key personnel and anticipate hiring new key personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our Chief Executive Officer and President, our Chief Financial Officer, our Chief Development Officer and our General Counsel and Chief Operating Officer. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could materially adversely affect our business, financial condition and results of operations. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

Additionally, we rely on our founders, members of our board of directors, and other scientific and clinical advisors and consultants to assist us in formulating our research, development and clinical strategies. These advisors and consultants are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, these advisors and consultants typically will not enter into non-compete agreements with us. If a conflict of interest arises between their work for us and their work for another entity, we may lose their services. Furthermore, our advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours. In particular, if we are unable to maintain consulting relationships with our scientific founders or if they provide services to our competitors, our development and commercialization efforts will be impaired and our business will be materially adversely affected.

In order to successfully implement our plans and strategies, we will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of March 3, 2025, we had 47 full-time employees, including 36 employees engaged in research and development activities. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, maintaining and motivating additional employees;
•
managing our internal development efforts effectively, including the clinical, FDA and other comparable foreign regulatory agencies’ review process for rezatapopt and any future product candidates, while complying with any contractual obligations to contractors and other third parties we may have; and
•
improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully develop and, if approved, commercialize rezatapopt and future product candidates will depend, in part, on our ability to effectively manage any future growth. Our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of clinical development and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third-party service providers is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of rezatapopt and any future product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize rezatapopt and future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

As of December 31, 2024, we had federal and state net operating loss, or NOL, carryforwards of $214.7 million and $66.3 million, respectively, and federal and state research and development credit carryforwards of approximately $11.6 million and $1.4 million, respectively. Our federal NOLs generated in tax years beginning before January 1, 2028 are only permitted to be carried forward for 20 taxable years, and therefore could expire unused. Under the Tax Cuts and Jobs Act of 2017, or TCJA, as modified by the Coronavirus Aid, Relief, and Economic Stability Act, our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of federal NOLs generated in tax years beginning after December 31, 2017 is limited to 80% of current year taxable income. Our federal NOL carryforwards will begin to expire in 2033, and our federal research and development credit carryforwards will begin to expire in 2034, if not fully utilized. Some of our state NOL carryforwards and state credit carryforwards may also expire unused.

In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a cumulative change (by value) in the corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change taxable income or tax liabilities may be limited. Similar rules may apply under state tax laws. We have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. At this time, we have not conducted any studies to determine the annual limitations, if any, that resulted from such an ownership change. Our ability to utilize our NOLs and certain other tax attributes could be limited by an ownership change as described above and consequently, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations. There is also a risk that due to federal or state regulatory changes, such as suspensions on the use of NOLs, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.

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

Our commercial success will depend in large part on obtaining and maintaining patent, trademark and trade secret protection of our proprietary technologies and our product candidates. These candidates include rezatapopt and others, their respective components, formulations, methods used to manufacture them and methods of treatment. Our commercial success will also depend on successfully defending these patents against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

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
•
general economic, political, industry and market conditions, including the rising rate of inflation, the Ukraine-Russia war and the conflict between Israel and Hamas; and
•
other events or factors, many of which are beyond our control.

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

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks, reasonably address any identified gaps in existing safeguards, and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our VP of Information Technology, who reports to our General Counsel & Chief Operating Officer, to manage the risk assessment and mitigation process.

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

We engage third parties like a penetration testing firm and our managed service provider in connection with our risk assessment processes. These service providers assist us in identifying vulnerabilities to design and implement, suggesting remediation of our cybersecurity policies and procedures, as well as monitor and test our safeguards. We require each third-party service provider to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

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

Our VP of Information Technology, and our management committee on cybersecurity, which includes our audit committee, are primarily responsible for assessing and managing our material risks from cybersecurity threats. The VP of Information Technology has twenty years of experience in IT on-premise and cloud infrastructure, enterprise applications, and operations across large and mid-size life science companies with a focus on IT controls for compliance and security.

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

Our VP of Information Technology provides annual briefings to the audit committee regarding our cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Our audit committee provides regular updates to the board of directors on such reports. In addition, our VP of Information Technology or department designee provides annual briefings to the board of directors on cybersecurity risks and activities.

Item 2. Properties.

Our corporate headquarters is located at 400 Alexander Park Drive, Suite 301, Princeton, New Jersey 08540, where we sublease 14,201 square feet of office space. This lease term extends through 2027.

We also sublease 3,205 square feet of laboratory space located at 311 Pennington Rocky Hill Road, Hopewell, New Jersey 08534. This lease term extends through 2029, and has a three-year extension option.

We believe that our current facilities are suitable and adequate for our current and near term conduct of our business operations and that suitable additional or substitute space at commercially reasonable terms will be available as needed to accommodate any future expansion of our operations.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. As of March 3, 2025, we were not a party to any legal matters or claims that, in the opinion of management, are likely to have a material effect on our business. In the future, we may become party to legal matters and claims in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows. Regardless of outcome, litigation, or other legal proceedings can have an adverse impact on us because of legal fees and settlement costs, diversion of management resources, and other factors.

Item 4. Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “PMVP” since September 25, 2020. Prior to that date there was no public trading market for our common stock.

Holders

As of March 3, 2025, there were approximately 7 holders of record of our common stock. We believe the actual number of stockholders is greater than this number of record holders. The approximate number of holders includes holders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include holders whose share may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the fiscal year ended December 31, 2024.

Use of Proceeds

Our initial public offering of our common stock was effected pursuant to a registration statement on Form S-1 (File No. 333-248627), which was declared effective by the SEC on September 24, 2020. There has been no material change in the planned use of proceeds from our initial public offering as described our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on September 24, 2020.

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

A discussion of our financial performance for the year ended December 31, 2024 as compared to the year ended December 31, 2023 appears below under the captions “Results of Operations” and “Liquidity and Capital Resources.” A discussion of our financial performance for the year ended December 31, 2023 compared to the year ended December 31, 2022 can be found in our Annual Report filed on Form 10-K, in the “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the same captions, filed with the SEC on February 29, 2024, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at ir.pmvpharma.com/financial-information/sec-filings. These website addresses are intended to be inactive, textual references only. None of the materials on, or accessible through, these websites are part of this report or are incorporated by reference herein.

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

Since our formation in March 2013, we have devoted substantially all of our time and efforts to performing research and development activities and raising capital. We are not profitable and have incurred losses in each year since our inception. Our net losses were $58.7 million, $69.0 million, and $73.3 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $368.7 million. We do not currently have any product candidates approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We initiated a Phase 1/2 clinical trial, PYNNACLE, in October 2020 for our lead product candidate, rezatapopt. Our strategy is to seek approval under an accelerated pathway, and we believe our PYNNACLE clinical trial has the potential to serve as a pivotal study. In October 2020, we were granted FDA Fast Track designation of rezatapopt for the treatment of patients with locally advanced or metastatic solid tumors that have a p53 Y220C mutation. In July 2023, we met with the FDA at an End of Phase 1 meeting where alignment was obtained on the recommended Phase 2 dose and key elements of the single arm, Phase 2 registrational portion of the PYNNACLE study. In October 2023, we presented our updated Phase 1 clinical data for rezatapopt at the 2023 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics Annual Meeting. We dosed our first patient in the pivotal Phase 2 monotherapy portion of the PYNNACLE study in the first quarter of 2024. We are continuing to dose patients in the pivotal Phase 2 monotherapy portion of our PYNNACLE trial, and have activated over 90% of sites globally across the U.S., U.K., Europe and Asia-Pacific. We also expect to provide interim data on the Phase 2 monotherapy registrational portion of the PYNNACLE trial by mid-2025. In October 2024, we discontinued enrollment in the Phase 1b combination arm of the PYNNACLE trial evaluating rezatapopt in combination with Merck and Co.’s anti-PD-1 therapy KEYTRUDA® (pembrolizumab) in patients with advanced solid tumors harboring a TP53 Y220C mutation. Additionally, we announced that we are collaborating with the MDACC and MSK to support an investigator-initiated Phase 1b study, which is designed to assess the safety, tolerability, pharmacokinetics, and preliminary efficacy of rezatapopt monotherapy in combination with azacitidine in R/R AML and MDS patients harboring a TP53 Y220C mutation. MDACC dosed its first patient for this Phase 1b study in the first quarter of 2025.

In January 2024, we announced a restructuring plan involving the reduction of our workforce by approximately 30%. This workforce reduction resulted in non-recurring charges of $0.6 million in fiscal year ended December 31, 2024, consisting primarily of employee severance and benefit costs associated with the restructuring. We undertook these steps in order to streamline operations, reduce costs and preserve capital as we advance into late-stage development of rezatapopt. We recorded these charges in research and development expenses in the accompanying consolidated statements of operations and comprehensive loss based on responsibilities of the impacted employees.

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

Components of Results of Operations

Revenue

To date, we have not generated any revenue from any sources, including from product sales, and we do not expect to generate any revenue from the sale of products in the foreseeable future. If our development efforts for our product candidates are successful and result in regulatory approval, or result in license agreements with third parties, we may generate revenue in the future from product sales or license agreements. However, there can be no assurance as to when we will generate such revenue, if at all.

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

We do not allocate our costs by product candidate or development program, as a significant amount of research and development expenses include compensation costs, materials, supplies, depreciation on and maintenance of research equipment, and the cost of services provided by outside contractors, which are not tracked by product candidate or development program. In particular, with respect to internal costs, several of our departments support multiple product candidate research and development programs, and therefore the costs cannot be allocated to a particular product candidate or development program. Substantially all of our research and development costs are associated with our lead product candidate, rezatapopt. We initiated a Phase 1/2 clinical trial in October 2020. In October 2020, we were granted FDA Fast Track designation of rezatapopt for the treatment of patients with locally advanced or metastatic solid tumors that have a p53 Y220C mutation. In October 2023, we presented our updated Phase 1 clinical data for rezatapopt at the 2023 AACR-NCI-EORTC International Conference

on Molecular Targets and Cancer Therapeutics Meeting. We are continuing to dose patients and have activated over 90% of sites globally across the U.S., U.K., Europe and Asia-Pacific, in the registrational, tumor-agnostic PYNNACLE Phase 2 trial of rezatapopt in patients with advanced solid tumors harboring a TP53 Y220C mutation and KRAS wild-type. We also expect to provide interim data on the Phase 2 monotherapy registrational portion of the PYNNACLE trial by mid-2025. In October 2024, we discontinued enrollment in the Phase 1b combination arm of the PYNNACLE trial evaluating rezatapopt in combination with Merck and Co.’s anti-PD-1 therapy KEYTRUDA® (pembrolizumab) in patients with advanced solid tumors harboring a TP53 Y220C mutation. Additionally, we announced that we are collaborating with the MDACC and MSK to support an investigator-initiated Phase 1b study, which is designed to assess the safety, tolerability, pharmacokinetics, and preliminary efficacy of rezatapopt monotherapy in combination with azacitidine in R/R AML and MDS patients harboring a TP53 Y220C mutation. MDACC dosed its first patient for this Phase 1b study in the first quarter of 2025.

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

General and Administrative Expenses

General and administrative expenses include personnel costs, expenses for outside professional services and other allocated expenses. Personnel costs consist of salaries, bonuses, benefits, and stock-based compensation. Outside professional services consist of legal, accounting and audit services and other consulting fees. Allocated expenses consist of rent expense related to our office and research and development facilities. We have incurred expenses related to compliance with the rules and regulations of the SEC, and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect to increase our general and administrative expenses as we advance our product candidates through preclinical research and development, manufacturing, clinical development, and commercialization.

Interest Income, Net

Interest income, net primarily consists of interest income from our interest-bearing cash, cash equivalents, and marketable securities and interest costs related to accretion and amortization of discounts and premiums on marketable securities.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	Year Ended
	December 31,
Statement of operations data:	2024	2023	Change
Operating expenses:
Research and development	$58,527	$55,885	$2,642
General and administrative	26,921	24,247	2,674
Total operating expenses	85,448	80,132	5,316
Loss from operations	(85,448)	(80,132)	(5,316)
Other income (expense):
Interest income, net	10,655	11,171	(516)
Other income (expense), net	(16)	3	(19)
Total other income (expense)	10,639	11,174	(535)
Loss before provision (benefit) for income taxes	(74,809)	(68,958)	(5,851)
Provision (benefit) for income taxes	(16,100)	2	(16,102)
Net loss	$(58,709)	$(68,960)	$10,251

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Year Ended
	December 31,
Statement of operations data:	2024	2023	Change
Research	$5,914	$5,307	$607
Development	35,295	31,740	3,555
Personnel related	13,662	13,320	342
Stock-based compensation	3,656	5,518	(1,862)
Total	$58,527	$55,885	$2,642

Research and development expenses were $58.5 million for the year ended December 31, 2024, compared to $55.9 million for the year ended December 31, 2023. The increase of $2.6 million was primarily due to the following:

•
$4.1 million increase in research and development expenses largely driven by increased contractual research organization costs; offset by
•
$1.5 million decrease in expenses for personnel related costs and stock-based compensation, primarily as a result of the restructuring that occurred in January 2024. Refer to Note 12 of the notes to our audited consolidated financial statements for the year ended December 31, 2024 included elsewhere in this Annual Report on Form 10-K for details on the restructuring.

General and Administrative Expenses

General and administrative expenses were $26.9 million for the year ended December 31, 2024, compared to $24.2 million for the year ended December 31, 2023. The increase of $2.7 million was primarily due to the following:

•
$5.3 million increase in facility related costs due to the termination of our prior lease for our headquarters at One Research Way in Princeton, New Jersey, and $0.4 million increase in general and administrative consulting costs; offset by
•
$2.5 million decrease in expenses for personnel related costs and stock-based compensation driven by the restructuring that occurred in January 2024, and $0.5 million decrease in director and officer insurance fees.

Interest Income, Net

Interest income, net primarily consists of interest income from our interest-bearing cash, cash equivalents, and marketable securities and interest costs related to amortization of premiums and discounts on marketable securities. Interest income, net was $10.7 million for the year ended December 31, 2024, compared to $11.2 million for the year ended December 31, 2023. The decrease of $0.5 million in 2024 was primarily due to decreased interest rates from cash investments in marketable securities and U.S. treasuries.

Liquidity and Capital Resources

Our financial condition is summarized as follows (in thousands):

	As of December 31,
	2024	2023	Change
Financial assets:
Cash and cash equivalents	$40,876	$37,706	$3,170
Marketable securities – current	128,578	165,351	(36,773)
Marketable securities – noncurrent	13,843	25,505	(11,662)
Total financial assets	$183,297	$228,562	$(45,265)

Working capital:
Current assets	$175,658	$207,409	$(31,751)
Current liabilities	14,370	14,029	341
Total working capital	$161,288	$193,380	$(32,092)

Sources of Liquidity

Since our inception, we have not generated any revenue from any product sales or any other sources and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. As of December 31, 2024, we had cash, cash equivalents, and marketable securities of $183.3 million and an accumulated deficit of $368.7 million. We have financed our operations primarily through issuance and sales of our equity securities.

On November 20, 2024 we filed a shelf registration statement on Form S-3 (File No. 333-283349) with the SEC and a prospectus supplement, which registered the offering, issuance and sale of up to $200,000,000 of various equity and debt securities and up to $113.8 million of common stock pursuant to an at-the-market equity offering program with Jefferies LLC, dated October 4, 2021, or the ATM Program. The SEC declared the registration statement effective on November 27, 2024. During the year ending December 31, 2024, we did not sell any shares of our common stock pursuant to the ATM Program. As of December 31, 2024, we had approximately $113.8 million remaining in gross proceeds available for future issuances of common stock under the ATM Program.

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

In January 2021, we signed a lease for 50,581 square feet of office and laboratory space at One Research Way in Princeton, New Jersey, or the One Research Way Lease. On August 5, 2024, we entered into a Lease Termination Agreement, or the Termination Agreement, with BMR-One Research Way LLC, a Delaware limited liability company, or the Landlord, to terminate the One Research Way Lease. We and the Landlord agreed to terminate the One Research Way Lease effective as of September 30, 2024, contingent on the sale of the property by the Landlord to a prospective new buyer, or the Contingency.

Pursuant to the Termination Agreement, and subject to the Contingency, we agreed to surrender our then-current headquarters at One Research Way and pay a total termination fee of approximately $1.42 million. The Contingency was satisfied in October 2024 and we paid the termination fee to the Landlord in October 2024. No further amounts or payments related to the One Research Way Lease are owed. The foregoing descriptions of the Termination Agreement is not complete and is qualified in its entirety by reference to the full text of the Termination Agreement, a copy of which was filed as Exhibit 10.1 to our Form 8-K filed with the SEC on August 8, 2024.

In September 2024, we signed two subleases, one for 14,201 square feet of office space at 400 Alexander Park Drive, Suite 301, in Princeton, New Jersey, to be used as our new headquarters, or the 400 Alexander Sublease, and the other for 3,205 square feet of office and laboratory space at 311 Pennington Rocky Hill in Hopewell, New Jersey, to be used for our new laboratory space, or the 311 Pennington Sublease. The 400 Alexander Sublease term extends until February 2027, and the 311 Pennington Sublease term extends until December 2029 and has a three-year extension option. Amounts related to future lease payments for 311 Pennington Sublease as of December 31, 2024, totaled $0.7 million with $0.1 million to be paid within the next 12 months. Amounts related to future lease payments for 400 Alexander Sublease as of December 31, 2024, totaled $0.7 million with $0.3 million to be paid within the next 12 months.

Plan of Operation and Future Funding Requirements

We use our capital resources primarily to fund operating expenses, mainly research and development expenditures. On January 18, 2024, we announced a restructuring plan involving the reduction of our workforce by approximately 30% of our employees and incurred costs of $0.6 million in connection therewith during the fiscal year ending on December 31, 2024. We undertook these steps in order to streamline operations, reduce costs and preserve capital as we advance our lead candidate, rezatapopt, into late-stage development. At this time, due to the inherently unpredictable nature of preclinical and clinical development, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval and commercialize our current product candidates or any future product candidates, if at all. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

Due to our significant research and development expenditures, we have generated substantial operating losses in each period since inception. We have incurred an accumulated deficit of $368.7 million through December 31, 2024. We expect to incur substantial additional losses in the future as we expand our research and development activities. Our cash operating expenditures were $51.3 million in 2024 and $55.7 million in 2023. Based on our research and development plans, we expect that our cash, cash equivalents, and marketable securities balances as of December 31, 2024 will be sufficient to fund our planned operations at least through the end of 2026.

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

Cash Flows

The following table summarizes our cash flows for the period indicated (in thousands):

	Year Ended
	December 31,
	2024	2023	2022
Cash used in operating activities	$(51,282)	$(55,657)	$(63,760)
Cash used in investing activities	53,352	(50,545)	(1,368)
Cash provided by financing activities	313	35,577	958
Impact of exchange rates on cash, cash equivalents, and restricted cash	(35)	34	—
Net (decrease) increase in cash, cash equivalents, and restricted cash	$2,348	$(70,591)	$(64,170)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2024, was $51.3 million, which consisted primarily of net loss of $58.7 million decreased by non-cash charges of $9.0 million and decreased by a net change of $1.6 million in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $8.9 million, depreciation of $1.1 million, and accretion of discounts on marketable securities of $5.4 million. The change in our net operating assets and liabilities was primarily due to an increase in operating lease liabilities and other assets and an increase in accrued expenses.

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

Investing Activities

Our investing activities provided $53.4 million of cash during the year ended December 31, 2024, which consisted primarily of maturities of marketable securities of $202 million, offset by purchases of marketable securities of $148.3 million, along with purchase of property and equipment of $0.7 million.

Our investing activities used $50.5 million of cash during the year ended December 31, 2023, which consisted primarily of purchases of marketable securities of $220.5 million, along with purchase of property and equipment of $1.0 million, offset by maturities of marketable securities of $171.0 million.

Financing Activities

Our financing activities provided $0.3 million of cash during the year ended December 31, 2024 which consisted of $0.3 million of proceeds from the exercise of stock options and issuance of common stock under the 2020 ESPP.

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

We believe that the accounting policies described below involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of our operations. The following summary should be read in conjunction with Note 2 of the notes to our audited consolidated financial statements for the year ended December 31, 2024 included elsewhere in this Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 of the notes to our audited consolidated financial statements for the year ended December 31, 2024 included elsewhere in this Annual Report on Form 10-K.

Item 7A. Reserved.

Item 8. Consolidated Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PMV Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PMV Pharmaceuticals, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

As disclosed in Note 2 to the consolidated financial statements, the Company is required to estimate research and development expenses from its obligations under contracts and purchase orders with vendors, clinical research organizations, clinical manufacturing organizations and others and for clinical site agreements at each balance sheet date. The Company recorded accrued expenses for the research and development expenses, which are included in accrued expenses on the December 31, 2024 consolidated balance sheet, and prepaid research and development expenses, which are included in prepaid expenses and other current assets on the December 31, 2024 consolidated balance sheet. The amounts recorded for accrued research and development expenses and for the related prepaid expenses, within the aforementioned balance sheet captions, represent the Company’s estimate of the unpaid and prepaid research and development expenses based on the progress of the research and development services compared to the amounts paid for those services through December 31, 2024.

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

Philadelphia, Pennsylvania

March 3, 2025

PMV Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$40,876	$37,706
Restricted cash	—	822
Marketable securities, current	128,578	165,351
Prepaid expenses and other current assets	6,204	3,530
Total current assets	175,658	207,409
Property and equipment, net	409	10,666
Marketable securities, noncurrent	13,843	25,505
Right-of-use assets	1,143	8,382
Other assets	235	190
Total assets	$191,288	$252,152
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,579	$3,237
Accrued expenses	7,439	9,940
Operating lease liabilities, current	352	852
Total current liabilities	14,370	14,029
Operating lease liabilities, noncurrent	838	12,434
Total liabilities	15,208	26,463
Commitments and contingencies (see Note 6)
Stockholders’ equity:
Preferred stock, $0.00001 par value, 5,000,000 shares authorized as of December 31, 2024 and December 31, 2023. No shares issued or outstanding as of December 31, 2024 and December 31, 2023.	—	—
Common stock, $0.00001 par value, 1,000,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 51,935,134 and 51,445,862 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively.	—	—
Additional paid-in capital	544,653	535,468
Accumulated deficit	(368,712)	(310,003)
Accumulated other comprehensive income	139	224
Total stockholders’ equity	176,080	225,689
Total liabilities and stockholders’ equity	$191,288	$252,152

The accompanying notes are an integral part of these consolidated financial statements.

PMV Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Operating expenses:
Research and development	$58,527	$55,885	$51,988
General and administrative	26,921	24,247	25,052
Total operating expenses	85,448	80,132	77,040
Loss from operations	(85,448)	(80,132)	(77,040)
Other income:
Interest income, net	10,655	11,171	3,627
Other (expense) income, net	(16)	3	87
Total other income	10,639	11,174	3,714
Loss before provision (benefit) for income taxes	(74,809)	(68,958)	(73,326)
Provision (benefit) for income taxes	(16,100)	2	(9)
Net loss	(58,709)	(68,960)	(73,317)
Unrealized (loss) gain on available for sale investments, net of tax	(50)	635	(367)
Foreign currency translation gain (loss) gain	(35)	34	—
Total other comprehensive (loss) income	(85)	669	(367)
Total Comprehensive loss	$(58,794)	$(68,291)	$(73,684)
Net loss per share -- basic and diluted	$(1.14)	$(1.44)	$(1.61)
Weighted-average common shares outstanding	51,578,807	48,014,645	45,594,824

The accompanying notes are an integral part of these consolidated financial statements.

PMV Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2021	45,433,684	$—	$476,363	$(78)	$(167,726)	$308,559
Exercise of stock options and common stock issued under the 2020 ESPP	337,648	—	958	—	—	958
Stock-based compensation expense	—	—	10,195	—	—	10,195
Net loss	—	—	—	—	(73,317)	(73,317)
Unrealized loss on investments	—	—	—	(367)	—	(367)
Balance at December 31, 2022	45,771,332	$—	$487,516	$(445)	$(241,043)	$246,028
Exercise of stock options and common stock issued under the 2020 ESPP	525,084	—	456	—	—	456
Issuance of common stock, net of issuance costs	5,149,446		35,121			35,121
Stock-based compensation expense	—	—	12,375	—	—	12,375
Net loss	—	—		—	(68,960)	(68,960)
Unrealized loss on investments	—	—	—	—	—	—
Unrealized gain on investments	—	—	—	635	—	635
Foreign currency translation gain	—	—	—	34	—	34
Balance at December 31, 2023	51,445,862	$—	$535,468	$224	$(310,003)	$225,689
Exercise of stock options, common stock issued under the 2020 ESPP, and release of vested restricted stock units	489,272	—	313	—	—	313
Stock-based compensation expense	—	—	8,872	—	—	8,872
Net loss	—	—	—	—	(58,709)	(58,709)
Unrealized loss on investments	—	—	—	(50)		(50)
Foreign currency translation loss	—	—	—	(35)		(35)
Balance at December 31, 2024	51,935,134	$—	$544,653	$139	$(368,712)	$176,080

The accompanying notes are an integral part of these consolidated financial statements.

PMV Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net loss	$(58,709)	$(68,960)	$(73,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,872	12,375	10,195
Depreciation	1,144	1,257	315
Accretion of discounts on marketable securities	(5,371)	(5,386)	(628)
Non cash lease expense	(248)	(370)	335
Loss on termination of lease, net	4,604	—	—
Loss on sales and disposals of fixed assets, net	62	—	—
Other, net	(44)	—	(92)
Change in operating assets and liabilities:
Prepaid expenses and other assets	(2,674)	1,723	(1,829)
Operating lease liabilities	241	837	2,969
Accounts payable	3,342	235	(389)
Accrued expenses	(2,501)	2,632	(1,319)
Net cash used in operating activities	(51,282)	(55,657)	(63,760)
Cash flows from investing activities:
Purchases of property and equipment	(655)	(962)	(7,984)
Proceeds from sale of property and equipment	251	—	—
Purchases of marketable securities	(148,286)	(220,539)	(229,199)
Maturities of marketable securities	202,042	170,956	235,815
Net cash provided by investing activities	53,352	(50,545)	(1,368)
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	—	35,121	—
Proceeds from the exercise of stock options and common stock issued under the 2020 ESPP	313	456	958
Net cash provided by financing activities	313	35,577	958
Impact of exchange rates on cash, cash equivalents, and restricted cash	(35)	34	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	2,348	(70,591)	(64,170)
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash - beginning of period	38,528	109,119	173,289
Cash, cash equivalents, and restricted cash - end of period	$40,876	$38,528	109,119
Supplemental disclosures of noncash investing activities
Accrued purchases of property and equipment	$—	$6	$196

The accompanying notes are an integral part of these consolidated financial statements.

PMV Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1. Formation and Business of the Company

Organization

PMV Pharmaceuticals, Inc. (the “Company”) was incorporated in the state of Delaware in March 2013. Since inception, the Company has devoted substantially all of its time and efforts to performing research and development activities and raising capital. The Company is a precision oncology company pioneering the discovery and development of small molecule, tumor-agnostic therapies targeting p53. The Company’s headquarters are located at 400 Alexander Park Drive, Suite 301, in Princeton, New Jersey.

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

The Company has incurred net losses and negative cash flows from operations since its inception. During the year ended December 31, 2024, the Company incurred a net loss of $58,709 and used $51,282 of cash for operations. As of December 31, 2024, the Company had an accumulated deficit of $368,712. Cash, cash equivalents, and marketable securities were $183,297 as of December 31, 2024. Management expects to incur substantial additional operating losses for the next several years and may need to obtain additional debt or equity financings in order to complete development of its products, obtain regulatory approvals, launch and commercialize its products and continue research and development programs. The Company believes it has adequate cash, cash equivalents, and marketable securities to operate for at least the next 12 months from the date of issuance of these consolidated financial statements.

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

The accompanying consolidated financial statements include the Company’s accounts and the accounts of its wholly owned subsidiary, PMV Pharma Australia Pvt Ltd. All significant intercompany transactions and balances have been eliminated upon consolidation. These consolidated financial statements are presented in United States (“U.S.”) Dollars, which is also the functional currency of the Company.

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, research and development costs, accrued research and development costs and related prepaid expenses, and stock-based compensation. Actual results could differ materially from those estimates.

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

The Company’s marketable debt securities have been classified and accounted for as available-for-sale. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term. The Company’s marketable debt securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive loss in stockholders’ equity. Premiums and discounts on marketable debt securities are amortized into earnings over the life of the security and recorded on the interest income, net line of the income statement. For the years ended December 31, 2024, 2023, and 2022, the Company recorded $5,371 of accretion, $5,386 of accretion, and $628 of accretion, respectively.

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

Stock‑Based Compensation

The Company’s share-based compensation program allows for grants of stock options and restricted stock units. Grants are awarded to employees and non-employees, and directors.

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of ASC 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing or equity valuation model that is applied in a manner consistent with the fair value measurement objectives of ASC 718, is based on established principles of financial theory and reflects all of the substantive terms and conditions of the award. The Company uses the Black-Scholes option-pricing model (“Black-Scholes”) to value stock option grants to employees, non-employees and directors. The fair value of the Company’s common stock at the grant date is used to determine the fair value of restricted stock units and stock options.

The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. The historical volatility is calculated based on a period of time commensurate with expected term assumption. The Company uses the simplified method to calculate the expected term for options granted to employees whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the options due to its lack of sufficient historical data, except for when awards are determined to be out-of-the-money, as was the case for when applying modification accounting related to the stock option exchange in August 2024. Refer to Note 8 for details on the stock option exchange. The risk-free interest rate is based on U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock. The Company recognizes forfeitures as they occur.

The Company’s stock-based compensation awards are subject to service-based vesting conditions. Compensation expense related to awards to employees and directors with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is typically the vesting term.

Net Loss per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the years ended December 31, 2024 and 2023. Diluted net income (loss) per share is computed by dividing the diluted net income (loss) by the weighted average number of shares of common stock, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and unvested restricted common stock, as determined using the treasury stock method. For periods in which the Company has reported net losses, diluted net loss per share is the same as basic net loss per share, since dilutive shares of common stock are not assumed to have been issued if their effect is antidilutive.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and law that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company evaluates annually the realizability of the deferred tax assets by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. In 2024 and 2023, the Company recorded a full valuation allowance for the deferred tax assets based on the historical loss and the uncertainty regarding the ability to project future taxable income. In future periods if the Company is able to generate income, the Company may reduce or eliminate the valuation allowance.

The Company accounts for uncertain tax positions in accordance with ASC 740. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with this accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax.

Adoption of New Accounting Standard

The Company adopted FASB ASU 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures on December 31, 2024. This ASU requires interim and annual disclosure of significant segment expenses that are regularly provided to the chief operating decision-maker (“CODM”) and included within the reported measure of a segment’s profit or loss, requires interim disclosures about a reportable segment’s profit or loss and assets that are currently required annually, requires disclosure of the position and title of the CODM, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, and contains other disclosure requirements. This authoritative guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The requirements of this ASU are disclosure-related and did not have an impact on the Company’s consolidated financial position and results of operations. See Note 13, Segment Information, for the updated segment disclosures as a result of adopting this ASU.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This amended guidance applies to all entities and broadly aims to enhance the transparency and decision usefulness of income tax disclosures. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for any annual periods for which financial statements have not been issued or made available for issuance. The Company is currently analyzing the impact that this ASU will have on its consolidated financial statements.

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

Subsequent Events

The Company considered events or transactions occurring after the balance sheet date, but prior to the issuance of the consolidated financial statements, for potential recognition or disclosure in its consolidated financial statements. All significant subsequent events have been properly disclosed in the consolidated financial statements.

3. Financial Instruments and Fair Value Measurements

The Company’s financial instruments consist of money market funds, U.S. government debt securities and corporate debt securities. Cash and cash equivalents includes money market funds, which are measured at fair value on a recurring basis using quoted prices and are classified as Level 1. Marketable securities are measured at fair value based on inputs other than quoted prices that are derived from observable market data and are classified as Level 2 inputs, except for investments in U.S. treasury securities and certificates of deposit which are classified as Level 1. There were no Level 3 assets or liabilities at December 31, 2024 or 2023.

The following tables show the Company’s cash equivalents and available-for-sale securities’ carrying amounts and fair values as of December 31, 2024 and 2023:

	As of December 31, 2024 (in thousands)
	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Quoted priced in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Money market funds	$40,790	$—	$—	$40,790	$40,790	$—	$—
Corporate securities	32,941	34	(26)	32,949	2,148	30,801	—
Government securities	109,341	153	(22)	109,472	73,339	36,133	—
Total financial assets	$183,072	$187	$(48)	$183,211	$116,277	$66,934	$—

	As of December 31, 2023 (in thousands)
	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Quoted Priced in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Money market funds	$37,694	$—	$—	$37,694	$37,694	$—	$—
Corporate securities	69,995	48	—	70,043	5,577	64,466	—
Government securities	120,670	143	—	120,813	92,297	28,516	—
Total financial assets	$228,359	$191	$—	$228,550	$135,568	$92,982	$—

Cash and Cash Equivalents – As of December 31, 2024, the Company had aggregate cash and cash equivalents of $40,876, including cash equivalents of $40,790, consisting of money market funds. As of December 31, 2023, the Company had aggregate cash and cash equivalents of $37,706, including cash equivalents of $37,694, consisting of money market funds.

Marketable Securities – Marketable securities of $142,421 as of December 31, 2024, consisted of corporate debt securities of $32,949 and government debt securities of $109,472. There were $128,578 current marketable securities and $13,843 noncurrent marketable securities as of December 31, 2024. Marketable securities of $190,856 as of December 31, 2023, consisted of corporate debt securities of $70,043 and government debt securities of $120,813. There were $165,351 current marketable securities and $25,505 noncurrent marketable securities as of December 31, 2023.

As of December 31, 2024 and 2023, aggregated gross unrealized losses of available-for-sale investments were not material, and accordingly, no allowance for credit losses was recorded.

4. Property and Equipment, Net

	December 31,
(in thousands)	2024	2023
Machinery & equipment	$1,782	$3,089
Computers	13	13
Furniture & fixtures	23	69
Leasehold improvements	51	10,765
Total property and equipment	1,869	13,936
Less: Accumulated depreciation	(1,460)	(3,270)
Property and equipment, net	$409	$10,666

The Company terminated a lease in 2024 resulting in an abandonment and write-off of the leasehold improvements of $9,454. Refer to Note 6 for more details on the lease termination. Depreciation expense for the years ended December 31, 2024, 2023, and 2022 was $1,144, $1,257, and $315, respectively.

5. Accrued Expenses

Accrued expenses consists of the following:

	December 31,
(in thousands)	2024	2023
Accrued compensation	$5,005	$4,498
Accrued research and development costs	2,177	5,270
Accrued legal and professional services	257	172
Total	$7,439	$9,940

6. Commitments and Contingencies

Operating Leases

In August 2018, the Company executed two noncancelable operating leases. One lease for approximately 6,000 square feet for vivarium, laboratory and general office space in South Brunswick, New Jersey. The lease was set to expire in July 2022. In January 2022, the Company signed a lease extension for up to one additional year through July 2023, with the option to terminate upon 120 days of written notice, with an increase in base rent as per the lease extension. The lease was terminated as of June 2023. The second lease is for office space in Lexington, Massachusetts, that terminated in August 2023. In January 2021, the Company signed a lease for 50,581 square feet of office and laboratory space (the “Lease”) at One Research Way in Princeton, New Jersey (the “Premises”). The lease term initially extended through 2032, had a five-year extension option, and replaced the Company’s two existing facilities as the Company’s headquarters in March 2023. The Company estimated that payments under the Lease would be $19,889 through May 2032. The Company received a lease incentive of $4,046 from the lessor for a buildout of laboratory, vivarium, and office space. Management estimated the timing and amounts of reimbursements and included them as a reduction of lease payments when initially measuring the lease liability and right-of-use asset upon commencement. Since the inception date of the lease, $4,046 reimbursements were received from the lessor.

In August 2024, the Company entered into a Lease Termination Agreement with BMR-One Research Way LLC, a Delaware limited liability company (the “Landlord”), in connection with the termination of the Lease (the “Termination Agreement”). Pursuant to the Termination Agreement, the Company and the Landlord agreed to terminate the Lease. However, the termination was contingent on the sale of the Premises by the Landlord to a prospective new buyer (the “Contingency”), which was not met until the successful close of the sale of the Premises by the Landlord on October 1, 2024, and as a result there was no modification in August 2024.

Pursuant to the Termination Agreement, and subject to the Contingency, the Company agreed to surrender the Premises and paid a total termination fee of approximately $1,420, consisting of (i) a cash payment in the amount of approximately $798 and (ii) a release of a security deposit from the Company’s existing letter of credit in the amount of approximately $622. The transaction was accounted for as an immediate termination of an operating lease before the expiration of the lease term in accordance with ASC 842. The Company derecognized the lease-related asset and liability resulting in a gain of $4,850. Since the termination fee of $1,420 was not already included in the lease payments, the termination fee was recognized as a loss on termination of the lease. Further, the Company abandoned and wrote-off all the related leasehold improvements totaling $9,454 held at the Premises. This net activity totaling $6,024 was recorded as a loss within General and Administrative expense in the Statement of Operations for the year ended December 31, 2024. As of December 31, 2024, the Company has no commitments or contingencies related to the Lease.

In August 2024, the Company signed a sublease for 14,201 square feet of office space at 400 Alexander Park Drive, Suite 301, in Princeton, New Jersey, to be used as its new headquarters (“400 Alexander Sublease”). The 400 Alexander Sublease commenced on October 1, 2024 and extends until February 28, 2027. Payment under the 400 Alexander Sublease will total $789 through February 2027.

In September 2024, the Company signed a sublease agreement for 3,205 square feet of office and laboratory space at 311 Pennington Rocky Hill Road in Hopewell, New Jersey. The Company utilizes the premises as laboratory space for operational research and development activities. The sublease term extends through 2029 and provides the Company with the option to extend the term for an additional three year period. Payment under this sublease will total $768 through December 2029.

The components of lease cost for the years ended December 31, 2024, 2023, and 2022 are as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Operating lease cost	$1,194	$1,913	$2,215
Variable lease cost	517	914	991
Total lease cost	$1,711	$2,827	$3,206

Amounts reported in the balance sheet for leases where the Company is the lessee as of December 31, 2024, and 2023, were as follows:

	As of December 31,
Operating Leases (in thousands, except lease term and discount rate data):	2024	2023
Right-of-use assets, operating leases	$1,143	$8,382

Operating lease liabilities, current	$352	$852
Operating lease liabilities, non-current	838	12,434
Total operating lease liabilities	$1,190	$13,286

Weighted-average remaining lease term (years)	3.47	8.42
Weighted-average discount rate	13.70%	5.75%

Other information related to leases for the years ended December 31, 2024, 2023, and 2022, respectively, were as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net cash paid (received) for amounts included in the measurement of lease liabilities	$1,202	$1,447	$(1,089)
Leased assets (derecognized) obtained in exchange for new or modified operating lease liabilities	(11,524)	—	987

Future minimum lease payments, net of reimbursements, remaining as of December 31, 2024, under operating leases by fiscal year were as follows:

Fiscal year	(in thousands)
2025	$480
2026	483
2027	205
2028	152
Thereafter	155
Total lease payments	$1,475
Less: Present Value Adjustment	(285)
Present value of lease payments	$1,190

Rent expense recorded for the years ended December 31, 2024, 2023, and 2022, were $1,194, $1,913, and $2,215 respectively.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when future expenditures are probable and such expenditures can be reasonably estimated.

7. Stockholders’ Equity

The Company is authorized to issue up to 1,000,000,000 shares of common stock with a par value of $0.00001 per share, and 5,000,000 shares of preferred stock with a par value of $0.00001 per share. As of December 31, 2024 and 2023, there were 51,935,134 and 51,445,862 shares of common stock issued and outstanding, respectively.

Common stockholders are entitled to receive dividends if and when declared by the board of directors subject to the rights of any preferred stockholders. As of December 31, 2024, no dividends on common stock had been declared by the Company.

As of December 31, 2024 and 2023, the Company had reserved shares of common stock for issuance as follows:

	December 31,
	2024	2023
Options issued and outstanding	8,653,913	6,973,464
Shares available for future stock option and RSU grants	5,321,104	4,474,411
Shares available for employee stock purchase plan	1,408,321	1,056,832
Total	15,383,338	12,504,707

ATM Program

On October 4, 2021, the Company entered into an at-the-market offering program (the “ATM Program”) pursuant to which, the Company may offer and sell shares of its common stock having aggregate gross sales proceeds of up to $150.0 million from time to time. As of December 31, 2024, the Company had approximately $113.8 million remaining in gross proceeds available for future issuances of common stock under the ATM Program.

8. Stock Plan

2020 Equity Incentive Plan

The 2020 Equity Incentive Plan (the “2020 Plan”) was approved by the Company’s board of directors on September 24, 2020. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares of common stock initially reserved for issuance under the 2020 Plan was 4,406,374, which shall be increased, upon approval by the Company’s board of directors, on January 1, 2021 and each January 1 thereafter, in an amount equal to the least of (i) 4,406,374 shares of common stock, (ii) five percent (5%) of the outstanding common stock on the immediately preceding December 31, or (iii) such number of common stock determined by the board of directors no later than the immediately preceding December 31. For 2022, the board’s compensation committee, as the 2020 Plan administrator, exercised its discretion under clause (iii) to increase the number of shares of common stock reserved for issuance under the 2020 Plan by a lesser amount of 1,363,084 shares, effective as of January 1, 2022. For 2023, the board’s compensation committee, as the 2020 Plan administrator, exercised its discretion under clause (iii) to increase the number of shares of common stock reserved for issuance under the 2020 Plan by a lesser amount of 1,830,853 shares, effective as of January 1, 2023. For 2024, the board’s compensation committee, as the 2020 Plan administrator, exercised its discretion under clause (ii) to increase the number of shares of common stock reserved for issuance under the 2020 Plan by 2,572,174 shares, effective as of January 1, 2024. For 2025, the board’s compensation committee, as the 2020 Plan administrator, exercised its discretion under clause (ii) to increase the number of shares of common stock reserved for issuance under the 2020 Plan by 2,596,638 shares, effective as of January 1, 2025. As of December 31, 2024, there were 5,321,104 shares available for issuance under the 2020 Plan.

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

The table below summarizes the annual grant activity under the 2020 Plan as of December 31, 2024:

Shares Available for Grant
Balances December 31, 2023	4,474,411
Shares reserved for issuance	2,572,174
Options and RSUs granted	(6,331,885)
Options forfeited / cancelled	4,552,488
RSU’s forfeited	53,916
Balances December 31, 2024	5,321,104

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was approved by the board of directors on September 24, 2020. A total of 400,752 shares of common stock were initially reserved for issuance under this plan, which shall be increased, upon approval by the board of directors, on January 1, 2021 and each January 1 thereafter, to the lesser of (i) 801,504 shares of common stock, (ii) 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the board of directors or any of its committees no later than the last day of the immediately preceding fiscal year. For 2022, the board waived the annual increase to the shares reserved under the 2020 ESPP. For 2023, the 2020 ESPP reserved shares were increased under clause (ii) by 457,713 shares, effective as of January 1, 2023. For 2024, the 2020 ESPP reserved shares were increased under clause (ii) by 514,434 shares, effective as of January 1, 2024. For 2025, the board waived the annual increase to the shares reserved under the 2020 ESPP.

On May 20, 2024, employees of the Company exercised their right to purchase 73,152 shares under the 2020 ESPP. On November 21, 2024, employees of the Company exercised their right to purchase 89,793 shares under the 2020 ESPP. As of December 31, 2024, 365,290 shares are issued or outstanding, and there were 1,408,321 shares available for issuance, under the 2020 ESPP.

Stock Options

On July 16, 2024, the Company filed with the Securities and Exchange Commission a Tender Offer Statement on Schedule TO defining the terms and conditions of a one-time voluntary stock option exchange to its employees of certain options to purchase up to an aggregate of 2,820,491 shares of the Company’s common stock (the “Option Exchange”). On August 13, 2024, the completion date of the Option Exchange, stock options covering an aggregate of 2,786,691 shares of common stock were tendered by eligible employees, and the Company granted new options at an exercise price of $1.48, the Company’s closing stock price on August 13, 2024, covering an aggregate of 2,786,691 shares of common stock under the 2020 Equity Incentive Plan in exchange for the tendered options. The new options are subject to a new three or four-year vesting schedule, vesting in equal annual installments over the vesting term. Each new option has a maximum term of ten years. The exchange of stock option was treated as a modification for accounting purposes. As a result of the Option Exchange, the Company will recognize incremental stock-based compensation expense of $1,370 over the requisite service period of the new stock options, which is three or four years. The Company will recognize the sum of the incremental stock-based compensation expense and the remaining unrecognized compensation expense for the original awards on the modification date, over the requisite service period of the new stock options.

The following table summarizes option activity for the year ended December 31, 2024:

	Options Outstanding
			Weighted- Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of	Exercise	Life	Value
	Options	Price	(in years)	(in 000s)
Balances December 31, 2023	6,973,464	$9.44	7.01	$990
Shares reserved for issuance	-	$-
Options granted	6,331,885	$1.64
Options forfeited / cancelled	(4,552,488)	$11.26
Options exercised	(98,948)	$0.57
Balances December 31, 2024	8,653,913	$2.87	7.72	$162
At December 31, 2024
Vested and expected to vest	8,653,913	$2.87	7.72	$162
Exercisable	3,098,756	$5.05	5.21	$77

The weighted average grant date fair value of stock options granted during the years ended December 31, 2024, 2023, and 2022, was $4.94, $4.03, and $10.92, respectively.

The aggregate intrinsic value of options vested and exercisable as of December 31, 2024 and 2023 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock. The intrinsic value of options exercised in 2024, 2023, and 2022, was $107, $892, and $3,764, respectively.

As of December 31, 2024, the total compensation cost related to nonvested service-based awards not yet recognized is $13,436. The weighted-average period over which the nonvested awards is expected to be recognized is 3.1 years.

The Company estimated the fair value of stock options using the Black-Scholes options valuation model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following assumptions:

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	3.57% - 4.69%	3.45% - 4.65%	1.48% - 4.34%
Expected life (in years)	5.50 - 6.25	5.50 - 6.25	5.50 - 6.44
Dividend yield	0%	0%	0%
Expected volatility	85.55% - 127.07%	75.21% - 77.72%	76.33% - 81.00%

The weighted average assumptions used to estimate the fair value of stock purchase rights under the ESPP are as follows:

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	5.43%	5.41%	3.44%
Expected life (in years)	0.5	0.49	0.49
Dividend yield	0%	0%	0%
Expected volatility	85.55%	76.27%	77.00%

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

Volatility: Volatility is based on the historical volatility of the Company’s publicly traded shares for the expected term.

Restricted Stock Units

The following table presents RSU activity under the 2020 Plan as of December 31, 2024:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares December 31, 2023	236,296	$13.62
Granted	952,665	1.80
Vested	(227,379)	13.62
Forfeited	(53,916)	3.75
Unvested shares December 31, 2024	907,666	1.80

As of December 31, 2024, there was $561 of unrecognized compensation cost related to RSUs that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 0.5 years.

Stock-based compensation expense recorded under ASC 718 related to stock options and RSUs granted and common stock issued under the 2020 ESPP were allocated to research and development and general and administrative expense as follows:

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Research and development	$3,656	$5,518	$3,466
General and administrative	5,216	6,857	6,729
Total stock-based compensation	$8,872	$12,375	$10,195

Stock-based compensation expense by award type included within the consolidated statements of operations is as follows:

	For the Years Ended December 31,
(in thousands)	2024	2023	2022
Stock options	$6,732	$9,745	$9,174
Restricted stock units	1,939	2,413	790
Employee stock purchase plan	201	217	231
Total stock-based compensation	$8,872	$12,375	$10,195

9. Income Taxes

The income tax (benefit) provision for the years ended December 31, 2024, 2023, and 2022 are as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Current:
Federal	$-	$-	$-
State	(16,170)	2	(9)
Foreign	70	-	-
Total current	(16,100)	2	(9)
Deferred:
Federal	$-	$-	$-
State	-	-	-
Foreign	-	-	-
Total deferred	-	-	-
Total (benefit) provision	$(16,100)	$2	$(9)

A reconciliation of income tax computed at the statutory federal income tax rate to the provision (benefit) for income taxes included in the accompanying consolidated statements of operations for the Company is as follows:

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Income tax provision at statutory rate	21%	21%	21%
State income taxes, net of federal benefit	5%	6%	7%
Tax credits	3%	3%	3%
Stock compensation	(3)%	(1)%	(0)%
Executive compensation limitation	(1)%	(1)%	(1)%
Proceeds from sale of tax attributes	17%	0%	0%
Change in valuation allowance, excluding impact of the sale of tax attributes	(21)%	(28)%	(30)%
Effective income tax rate	21%	0%	0%

For the year ended December 31, 2024, the Company generated a significant state tax benefit from the sale of net operating losses (“NOLs”) in 2024 under the New Jersey Technology Business Tax Certificate Transfer Program. For the year ended December 31, 2024, the Company’s effective tax rate was 21% due to the income tax benefit recognized for the sale of state tax attributes. For the years ending December 31, 2023, and 2022, the Company’s effective tax rate was below the federal statutory income tax rate of 21% primarily due to state income taxes, net of federal benefit and the Company’s position to establish a full valuation allowance on its deferred tax assets.

The tax effect of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$49,729	$56,701
Stock compensation	3,610	3,707
Capitalized research expenditures	32,514	22,154
Research and development credits	9,554	8,993
Accrued expenses and other	1,230	1,064
Operating lease liabilities	338	3,735
Total deferred tax assets	96,975	96,354
Valuation allowance	(96,606)	(93,778)
Deferred tax assets recognized	369	2,576
Deferred tax liabilities:
Right-of-use assets	(325)	(2,357)
Fixed assets and depreciation	(44)	(219)
Total deferred tax liabilities	(369)	(2,576)
Net deferred tax assets	$-	$-

The Company has recorded a valuation allowance for its deferred tax assets that it does not believe will be realizable at a more likely than not level based on analysis of all available sources of taxable income.

As of December 31, 2024 and 2023, the Company had federal net operating loss carryforwards of $214,652 and $195,676, respectively. As of December 31, 2024, the Company had state net operating loss carryforwards for New Jersey, California, Massachusetts, and Arizona of approximately $54,685, $4,912, $6,542, and $192, respectively. At December 31, 2023, the Company had state net operating loss carryforwards for New Jersey, California, Massachusetts, and Arizona of approximately $208,817, $4,912, $6,358, and $115, respectively. Federal net operating loss carryforwards of $27,500 expire beginning in the year 2033. State net operating loss carryforwards begin to expire in the year 2033. Net operating loss carryforwards related to tax years after 2017 of $187,152 do not expire. The Company also has federal and state research and development credit carryforward of approximately $13,034 and $12,693 as of December 31, 2024 and 2023, respectively. The federal credits will begin to expire in 2034 if not utilized. The California state credits carryforward indefinitely and the New Jersey state credits expire starting in 2030. The above net operating losses and research and development credits are subject to Sections 382 and 383 of the Internal Revenue Code. In the event of a change in ownership as defined by these code sections, the usage of the net operating losses and research and development credits may be limited.

The Company accrues interest and penalties related to unrecognized tax benefits in the (benefit) provision for income taxes line item in the consolidated statements of operations and comprehensive loss. As of December 31, 2024 and 2023, the Company had not accrued any interest or penalties related to uncertain tax positions.

If the ending balance of $3,259 and $3,173 of unrecognized tax benefits as of December 31, 2024 and 2023, respectively, were recognized, none of the recognition would affect the income tax rate. The following table summarized the activity related to the Company’s unrecognized tax benefits:

	For the Year Ended
	December 31, 2024	December 31, 2023
Unrecognized tax benefits, beginning of year	$3,173	$2,437
Decreases related to prior year tax positions	(586)	-
Increases related to current year tax positions	672	736
Unrecognized tax benefits, end of year	$3,259	$3,173

The Company does not anticipate any material change in its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business.

The Company files U.S. federal and state income tax returns with varying statutes of limitations. The Company’s tax years 2013 to 2023 will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating losses and research and development credits.

The State of New Jersey’s Technology Business Tax Certificate Program allows certain high technology and biotechnology companies to sell unused NOL carryforwards and research and development (“R&D”) tax credits to other New Jersey-based corporate taxpayers. As of December 31, 2024, the Company received $16,176 of cash for the NOL and R&D tax credit sales related to the tax years ended December 31, 2015 to 2020. The sale of the NOLs and R&D tax credits has been recorded as an income tax benefit within the consolidated statement of operations.

10. Net Loss per Share

The Company excluded all outstanding stock options and restricted stock units at each period end from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect. The following common stock equivalents were excluded from the calculation of diluted net loss per share:

	For the Years Ended December 31,
	2024	2023	2022
Options to purchase common stock	8,653,913	6,973,464	5,278,771
Unvested restricted common stock units	907,666	236,296	374,899
Expected shares to be purchased under 2020 ESPP	3,944	2,237	95,905
Total	9,565,523	7,211,997	5,749,575

11. Related Parties

The Company has consulting agreements with three members of its board of directors; one of which waived his consulting fees starting as of September 2021. Total consulting fees paid during the years ended December 31, 2024, 2023, and 2022 were $187, $92, and $111, respectively. There were no amounts owed under the consulting agreements as of December 31, 2024.

12. Restructuring

On January 18, 2024, the Company announced a restructuring plan involving the reduction of its workforce by approximately 30% of the Company’s employees. All of the costs under the restructuring plan were incurred during the fiscal year ending December 31, 2024. The Company undertook these steps in order to streamline operations, reduce costs and preserve capital as it advances into late-stage development for its lead product candidate, rezatapopt.

As a result of the reduction in force, the Company incurred an aggregate non-recurring charge of $0.6 million, consisting primarily of employee severance and benefit costs associated with the restructuring. The Company has recorded these charges in research and development expenses in the accompanying consolidated statement of operations based on responsibilities of the impacted employees.

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

The following sets forth information regarding the balances and activity associated with the Company’s accrued employee severance and benefits costs (in thousands):

	Balance as of December 31, 2023	Expenses, net	Cash	Balance as of December 31, 2024
Employee severance and benefit costs	—	597	(597)	—

13. Segment Information

The Company has viewed its operations and manages its business as one operating and reporting segment. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the Company’s CODM to make decisions with respect to resource allocation and assessment of performance. The Company’s CODM is its Chief Executive Officer, who reviews and evaluates consolidated net loss for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods. The determination of a single segment is consistent with the financial information regularly reviewed by the CEO.

The CEO regularly reviews the Consolidated Statement of Operations and a disaggregation of operating expenses, of which the significant expenses are related to research and development. The following table represents the significant segment expenses regularly provided to the CEO:

	Year Ended
	December 31,
	2024	2023	2022
Research and Development
Research	$5,914	$5,307	$6,712
Development	35,295	31,740	32,470
Personnel related	13,662	13,320	9,341
Stock-based compensation	3,656	5,518	3,465
Total research and development	58,527	55,885	51,988
General and administration
Personnel related	$5,849	$6,748	$6,649
Stock-based compensation	5,216	6,857	6,729
External	15,856	10,642	11,674
Total general and administrative	26,921	24,247	25,052
Loss from Operations	$85,448	$80,132	$77,040

14. Subsequent Events

The State of New Jersey’s Technology Business Tax Certificate Program allows certain high technology and biotechnology companies to sell NOL carryforwards and R&D tax credits to other New Jersey-based corporate taxpayers. The Company has applied for and received preliminary confirmation for its sale of NOLs related to the tax years ended December 31, 2021 to 2023 in the amount of approximately $2,196, which the Company expects to recognize in the second quarter of 2025, upon receipt of the certificates for the refund. Subsequent to December 31, 2024, the Company received $1,415 of cash for the NOL tax credit sales.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

As of December 31, 2024, the Company conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management assessed and conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2024, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included under the caption “Directors and Corporate Governance” and “Executive Compensation” in our definitive proxy statement to be filed with the SEC on or before April 30, 2025, or the Proxy Statement, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included under the captions “Executive Compensation” and “Directors and Corporate Governance” in the Proxy Statement and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended, as currently in effect.	8-K	001-39539	3.1	September 29, 2020

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	10-Q	001-39539	3.3	May 10, 2023

4.1	Description of Securities of the Registrant.	10-K	001-39539	4.1	March 3, 2021

4.2	Specimen common stock certificate of the Registrant.	S-1/A	333-248627	4.2	September 21, 2020

4.3	Form of Indenture.	S-3	333-283349	4.5	November 20, 2024

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-248627	10.1	September 4, 2020

10.2+	2013 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1/A	333-248627	10.2	September 21, 2020

10.3+	2020 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-248627	10.3	September 21, 2020

10.4+	2020 Employee Stock Purchase Plan and forms of agreements thereunder.	10-Q	001-39539	10.4	May 9, 2024

10.5+	Employment Offer Letter, dated August 17, 2020, by and between the Registrant and David H. Mack, Ph.D.	S-1	333-248627	10.5	September 4, 2020

10.6+	Employment Offer Letter, dated February 22, 2021, by and between the Registrant and Deepika Jalota, Pharm.D.	10-K	001-39539	10.8	March 1, 2022

10.7+	Employee Incentive Compensation Plan.	S-1	333-248627	10.9	September 4, 2020

10.8+	Change in Control and Severance Policy.	S-1	333-248627	10.10	September 4, 2020

10.9+	Amended and Restated Change in Control and Severance Policy Participation Agreement, dated August 17, 2020, by and between the Registrant and David H. Mack, Ph.D.	S-1	333-248627	10.11	September 4, 2020

10.10+	Amended and Restated Change in Control and Severance Policy Participation Agreement, dated March 23, 2022, by and between the Registrant and Deepika Jalota, Pharm.D.	10-Q	001-39539	10.14	May 10, 2022

10.11+	Amended Outside Director Compensation Policy.	10-K	001-39539	10.15	February 29, 2024

10.12+	Consulting Agreement, dated January 1, 2016, by and between the Registrant and Arnold Levine, Ph.D.	S-1	333-248627	10.16	September 4, 2020

10.13+	Consulting Agreement, dated May 21, 2021, by and between the Registrant and Richard Heyman, Ph.D., as amended on July 16, 2021.	10-K	001-39539	10.17	March 1, 2022

10.14	Lease Termination Agreement, dated August 5, 2024, by and between BMR-One Research Way LLC and PMV Pharmaceuticals, Inc.	8-K	001-39539	10.1	August 8, 2024

10.15	Open Market Sale Agreement, dated as of October 4, 2021, between the Registrant and Jefferies LLC.	S-3ASR	333-260012	1.2	October 4, 2021

10.16+	Amended and Restated Employment Letter, dated January 5, 2024, by and between the Registrant and Michael Carulli.	10-K	001-39539	10.22	February 29, 2024

10.17+	Consulting Agreement, dated February 13, 2024, by and between the Registrant and Charles Baum, MD., Ph.D.	10-K	001-39539	10.23	February 29, 2024

10.18+	Amended and Restated Change in Control and Severance Policy Participation Agreement, dated January 5, 2024, by and between the Registrant and Michael Carulli.	10-K	001-39539	10.24	February 29, 2024

19.1*	Insider Trading Policy.

21.1	List of Subsidiaries.	10-K	001-39539	21.1	March 1, 2022

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1+	Compensation Recovery Policy.	10-K	001-39539	97.1	February 29, 2024

101.INS	Inline XBRL Instance Document-the Instance Document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

PMV PHARMACEUTICALS, INC.

	By:	/s/ David H. Mack
David H. Mack, Ph.D.
Date: March 3, 2025		President and Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David H. Mack David H. Mack, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2025

/s/ Michael Carulli Michael Carulli	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2025

/s/ Richard Heyman Richard Heyman, Ph.D.	Director and Chairman of the Board of Directors	March 3, 2025

/s/ Arnold Levine Arnold Levine, Ph.D.	Director	March 3, 2025

/s/ Carol Gallagher Carol Gallagher, Ph.D.	Director	March 3, 2025

/s/ Laurie Stelzer Laurie Stelzer	Director	March 3, 2025

/s/ Charles M. Baum Charles M. Baum, MD., Ph.D.	Director	March 3, 2025

/s/ Kirsten Flowers	Director	March 3, 2025
Kirsten Flowers