Form 10-Q
period 2025-06-30
PMV Pharmaceuticals, Inc.
filed 2025-08-07
CIK 1699382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 6, 2025, the registrant had 52,990,864 shares of common stock, $0.00001 par value per share, outstanding.

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
•
our ability to retain the continued service of our key personnel and to identify, hire and then retain additional qualified personnel; and
•
the impact of geopolitical tensions, such as the Ukraine-Russia war and the conflict in the Middle East, the impact of other disruptions resulting from public health epidemics, macroeconomic events such as future changes in trade regulations, tariff structures, global supply chain challenges, elevated inflation and interest rates and monetary policy changes (including the impact of changes to U.S. federal income tax law), instability in the global banking system, or other related disruptions on our business and the execution of our clinical trials.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the United States Securities and Exchange Commission, or the SEC, on March 3, 2025, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 9, 2025, as well as in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

PMV Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	June 30, 2025 (unaudited)	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$44,127	$40,876
Marketable securities, current	98,147	128,578
Prepaid expenses and other current assets	3,037	6,204
Total current assets	145,311	175,658
Property and equipment, net	287	409
Marketable securities, noncurrent	6,032	13,843
Right-of-use assets	977	1,143
Other assets	248	235
Total assets	$152,855	$191,288
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,598	$6,579
Accrued expenses	8,632	7,439
Operating lease liabilities, current	377	352
Total current liabilities	11,607	14,370
Operating lease liabilities, noncurrent	643	838
Total liabilities	12,250	15,208
Stockholders’ equity:
Preferred stock, $0.00001 par value, 5,000,000 shares authorized at June 30, 2025 and December 31, 2024. No shares issued or outstanding at June 30, 2025 and December 31, 2024.	—	—
Common stock, $0.00001 par value, 1,000,000,000 shares authorized; 52,993,238 and 51,935,134 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively.	—	—
Additional paid-in capital	547,942	544,653
Accumulated deficit	(407,358)	(368,712)
Accumulated other comprehensive income	21	139
Total stockholders’ equity	140,605	176,080
Total liabilities and stockholders’ equity	$152,855	$191,288

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PMV Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$18,400	$14,628	$35,841	$27,813
General and administrative	4,479	5,542	8,600	10,578
Total operating expenses	22,879	20,170	44,441	38,391
Loss from operations	(22,879)	(20,170)	(44,441)	(38,391)
Other income (expense):
Interest income, net	1,690	2,801	3,625	5,753
Other expense, net	(16)	(17)	(21)	(18)
Total other income	1,674	2,784	3,604	5,735
Loss before provision (benefit) for income taxes	(21,205)	(17,386)	(40,837)	(32,656)
Provision (benefit) for income taxes	5	(16,173)	(2,191)	(16,173)
Net loss	(21,210)	(1,213)	(38,646)	(16,483)
Unrealized (loss) on available for sale investments, net of tax	(61)	(61)	(123)	(380)
Foreign currency translation (loss) gain	(2)	5	6	(28)
Total other comprehensive loss	(63)	(56)	(117)	(408)
Total comprehensive loss	$(21,273)	$(1,269)	$(38,763)	$(16,891)

Net loss per share -- basic and diluted	$(0.41)	$(0.02)	$(0.74)	$(0.32)
Weighted-average common shares outstanding	52,010,827	51,478,751	51,981,607	51,462,307

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PMV Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2023	51,445,862	$—	$535,468	$224	$(310,003)	$225,689
Exercise of stock options	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,610	—	—	2,610
Net loss	—	—	—	—	(15,270)	(15,270)
Unrealized loss on investments	—	—	—	(319)	—	(319)
Foreign currency translation loss	—	—	—	(34)	—	(34)
Balance at March 31, 2024	51,445,862	$—	$538,078	$(129)	$(325,273)	$212,676
Exercise of stock options and common stock issued under the 2020 ESPP	76,263	—	141	—	—	141
Stock-based compensation expense	—	—	2,767	—	—	2,767
Net loss	—	—	—	—	(1,213)	(1,213)
Unrealized loss on available for sale investments	—	—	—	(61)	—	(61)
Foreign currency translation gain	—	—	—	5	—	5
Balance at June 30, 2024	51,522,125	$—	$540,986	$(185)	$(326,486)	$214,315

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2024	51,935,134	$—	$544,653	$139	$(368,712)	$176,080
Exercise of stock options	19,001	—	10	—	—	10
Stock-based compensation expense	—	—	1,508	—	—	1,508
Net loss	—	—	—	—	(17,436)	(17,436)
Unrealized loss on investments	—	—	—	(62)	—	(62)
Foreign currency translation gain	—	—	—	7	—	7
Balance at March 31, 2025	51,954,135	$—	$546,171	$84	$(386,148)	$160,107
Exercise of stock options, common stock issued under the 2020 ESPP, and release of vested restricted stock units	1,039,103	—	103	—	—	103
Stock-based compensation expense	—	—	1,668	—	—	1,668
Net loss	—	—	—	—	(21,210)	(21,210)
Unrealized loss on investments	—	—	—	(61)	—	(61)
Foreign currency translation loss	—	—	—	(2)	—	(2)
Balance at June 30, 2025	52,993,238	$—	$547,942	$21	$(407,358)	$140,605

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PMV Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(38,646)	$(16,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,176	5,377
Depreciation	69	734
Accretion of discounts on marketable securities	(1,564)	(3,004)
Non-cash lease income	(4)	(193)
Loss on sales and disposals of fixed assets, net	38	—
Other, net	(16)	7
Change in operating assets and liabilities:
Prepaid expenses and other assets	3,167	(1,518)
Operating lease right-of-use assets and liabilities	—	241
Accounts payable	(3,981)	1,296
Accrued expenses	1,193	(4,239)
Net cash used in operating activities	(36,568)	(17,782)
Cash flows from investing activities:
Purchases of property and equipment	(15)	(598)
Proceeds from sale of property and equipment	30	—
Purchases of marketable securities	(46,689)	(71,374)
Maturities of marketable securities	86,374	100,461
Net cash provided (used) by investing activities	39,700	28,489
Cash flows from financing activities:
Proceeds from the exercise of stock options and common stock issued under the 2020 EIP	113	141
Net cash provided by financing activities	113	141
Impact of exchange rates on cash, cash equivalents, and restricted cash	6	(28)
Net increase in cash and cash equivalents	3,251	10,820
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash - beginning of period	40,876	38,528
Cash, cash equivalents, and restricted cash - end of period	$44,127	$49,348

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

The Company has incurred net losses and negative cash flows from operations since its inception. During the three and six months ended June 30, 2025, the Company incurred a net loss of $21,210 and $38,646, respectively. For the six months ended June 30, 2025, the Company used $36,568 of cash for operations. At June 30, 2025, the Company had an accumulated deficit of $407,358. Cash, cash equivalents, and marketable securities were $148,306 as of June 30, 2025. Management expects to incur substantial additional operating losses for the next several years and may need to obtain additional debt or equity financings in order to complete development of its products, obtain regulatory approvals, launch and commercialize its products and continue research and development programs. The Company believes it has adequate cash, cash equivalents, and marketable securities to operate for the next 12 months from the date of issuance of these condensed consolidated financial statements.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the interim period reporting requirements of Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of June 30, 2025, the condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of stockholders’ equity and condensed consolidated statements of cash flows for the three and six months ended June 30, 2025 and 2024 are unaudited, but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for any interim period are not necessarily indicative of results for the year ending December 31, 2025, or for any other subsequent interim period. The condensed consolidated balance sheet as of December 31, 2024, has been derived from the Company’s audited condensed consolidated financial statements.

The accompanying condensed consolidated financial statements include the Company’s accounts and the accounts of its wholly owned subsidiary, PMV Pharma Australia Pvt Ltd. All significant intercompany transactions and balances have been eliminated upon consolidation. These condensed consolidated financial statements are presented in United States (“U.S.”) Dollars, which is also the functional currency of the Company.

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

The Company’s marketable debt securities have been classified and accounted for as available-for-sale. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term. The Company’s marketable debt securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive loss in stockholders’ equity. Premiums and discounts on marketable debt securities are amortized into earnings over the life of the security and recorded on the interest income, net line of the income statement. For the six months ended June 30, 2025 and 2024, the Company recorded $1,564 and $3,004 of accretion, respectively.

As of June 30, 2025 and December 31, 2024 the Company had no restricted cash. Restricted cash as of June 30, 2024 and December 31, 2023 included a $822 deposit at the Company’s commercial bank underlying a stand-by letter of credit issued in favor of a landlord in connection with the One Research Way Lease.

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

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

Adoption of New Accounting Standard

The Company adopted FASB ASU 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures on December 31, 2024. This ASU requires interim and annual disclosure of significant segment expenses that are regularly provided to the chief operating decision-maker (“CODM”) and included within the reported measure of a segment’s profit or loss, requires interim disclosures about a reportable segment’s profit or loss and assets that are currently required annually, requires disclosure of the position and title of the CODM, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, and contains other disclosure requirements. This authoritative guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The requirements of this ASU have been applied beginning with the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2024, filed with the SEC on March 3, 2025. See Note 13, Segment Information, for the updated segment disclosures as a result of adopting this ASU.

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This amended guidance applies to all entities and broadly aims to enhance the transparency and decision usefulness of income tax disclosures. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2024. The requirements of this ASU are disclosure-related, have not yet been adopted and are not expected to have a material impact on the Company’s condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. This amended guidance requires disaggregation of specific expense categories in the notes to the financial statements and a qualitative description of the remaining expense amounts not separately disaggregated. This standard becomes effective for reporting companies with annual reporting periods beginning after December 15, 2026, and requires prospective application with an option to apply it retrospectively. The Company anticipates adopting this standard in its Annual Report on Form 10-K for the year ending December 31, 2027. The Company is currently evaluating the impact that the adoption of this standard will have on its condensed consolidated financial statements.

3. Fair Value Measurements

The Company’s financial instruments consist of money market funds, U.S. government debt securities and corporate debt securities. Cash and cash equivalents includes money market funds, corporate securities, and government securities, which are measured at fair value on a recurring basis using quoted prices and are classified as Level 1. Marketable securities are measured at fair value based on inputs other than quoted prices that are derived from observable market data and are classified as Level 2 inputs, except for investments in U.S. treasury securities and certificates of deposit which are classified as Level 1. There were no Level 3 assets or liabilities at June 30, 2025.

The following tables show the Company’s cash equivalents and available-for-sale securities’ carrying amounts and fair values as of June 30, 2025, and December 31, 2024:

	As of June 30, 2025
	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Quoted priced in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Money market funds	$34,068	$—	$—	$34,068	$34,068	$—	$—
Corporate securities	34,207	1	(11)	34,197	—	34,197	—
Government securities	79,917	49	(22)	79,944	42,375	37,569	—
Total financial assets	$148,192	$50	$(33)	$148,209	$76,443	$71,766	$—

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

Cash Equivalents — As of June 30, 2025, the Company had aggregate cash and cash equivalents of $44,127, including cash equivalents of $44,030, consisting of money market funds, corporate securities, and government securities. As of December 31, 2024, the Company had aggregate cash and cash equivalents of $40,876, including cash equivalents of $40,790, consisting of money market funds and government securities.

Marketable Securities — Marketable securities of $104,179 as of June 30, 2025, consisted of corporate debt securities of $30,209 and government debt securities of $73,970. There were $98,147 current marketable securities and $6,032 noncurrent marketable securities as of June 30, 2025. Marketable securities of $142,421 as of December 31, 2024, consisted of corporate debt securities of $32,949 and government debt securities of $109,472. There were $128,578 current marketable securities and $13,843 noncurrent marketable securities as of December 31, 2024.

As of June 30, 2025, and December 31, 2024, aggregated gross unrealized losses of available-for-sale investments were not material, and accordingly, no allowance for credit losses was recorded.

4. Property and Equipment, Net

	June 30, 2025	December 31, 2024
Machinery & equipment	$1,447	$1,782
Computers	13	13
Furniture & fixtures	23	23
Leasehold improvements	66	51
Total property and equipment	1,549	1,869
Less: Accumulated depreciation	(1,262)	(1,460)
Property and equipment, net	$287	$409

The Company terminated a lease in October 2024 resulting in an abandonment and write-off of the leasehold improvements of $9,454. Refer to Note 6 for more details on the lease termination. Depreciation expense for the three months ended June 30, 2025 and 2024 was $32 and $372, respectively. Depreciation expense for the six months ended June 30, 2025 and 2024 was $69 and $734, respectively.

5. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2025	December 31, 2024
Accrued compensation	$3,056	$5,005
Accrued research and development costs	5,450	2,177
Accrued legal and professional services	126	257
Total	$8,632	$7,439

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

6. Commitments and Contingencies

Operating Leases

In January 2021, the Company signed a lease for 50,581 square feet of office and laboratory space (the “One Research Way Lease”) at One Research Way in Princeton, New Jersey (the “Premises”). The lease term initially extended through 2032, had a five-year extension option, and replaced the Company’s two prior facilities as the Company’s headquarters in March 2023. The Company estimated that payments under the Lease would be $19,889 through May 2032. The Company received a lease incentive of $4,046 from the lessor for a buildout of laboratory, vivarium, and office space. Management estimated the timing and amounts of reimbursements and included them as a reduction of lease payments when initially measuring the lease liability and right-of-use asset upon commencement. Since the inception date of the lease, $4,046 reimbursements were received from the lessor.

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

Pursuant to the Termination Agreement, the Company surrendered the Premises in October 2024 and paid a total termination fee of approximately $1,420, consisting of (i) a cash payment in the amount of approximately $798 and (ii) a release of a security deposit from the Company’s existing letter of credit in the amount of approximately $622. The transaction was accounted for as an immediate termination of an operating lease before the expiration of the lease term in accordance with ASC 842. The Company derecognized the lease-related asset and liability resulting in a gain of $4,850 in the quarter ended December 31, 2024. Since the termination fee of $1,420 was not already included in the lease payments, the termination fee was recognized as a loss on termination of the lease. Further, the Company abandoned and wrote off all the related leasehold improvements totaling $9,454 held at the Premises. This net activity totaling $6,024 was recorded as a loss within General and Administrative expense in the Statement of Operations for the quarter ended December 31, 2024. As of June 30, 2025 and December 31, 2024, the Company has no commitments or contingencies related to the Lease.

In August 2024, the Company signed a sublease for 14,201 square feet of office space at 400 Alexander Park Drive, Suite 301, in Princeton, New Jersey, to be used as its new headquarters (“400 Alexander Sublease”). The 400 Alexander Sublease commenced on October 1, 2024 and extends until February 28, 2027. Payments under the 400 Alexander Sublease will total $789 through February 2027.

In September 2024, the Company signed a sublease agreement for 3,205 square feet of office and laboratory space at 311 Pennington Rocky Hill Road in Hopewell, New Jersey. The Company utilizes the premises as laboratory space for research and development activities. The sublease term extends through 2029 and provides the Company with the option to extend the term for an additional three year period. Payments under this sublease will total $768 through December 2029.

The components of lease cost for the three and six months ended June 30, 2025 and 2024, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$118	$355	235	$709
Variable lease cost	18	228	34	361
Total lease cost	$136	$583	$269	$1,070

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

Amounts reported in the balance sheet for leases where the Company is the lessee as of June 30, 2025, and December 31, 2024, are as follows:

Operating Leases	June 30, 2025	December 31, 2024
Right-of-use assets, operating leases	$977	$1,143

Operating lease liabilities, current	$377	$352
Operating lease liabilities, non-current	643	838
Total operating lease liabilities	$1,020	$1,190

Weighted-average remaining lease term (years)	3.09	3.47
Weighted-average discount rate	5.75%	13.70%

Other information related to leases for the six months ended June 30, 2025 and 2024, respectively, are as follows:

	Six Months Ended June 30,
	2025	2024
Net cash paid for amounts included in the measurement of lease liabilities	$240	$662
Leased assets obtained in exchange for new or modified operating lease liabilities	(170)	-

Future minimum lease payments, net of reimbursements, remaining as of June 30, 2025, under operating leases by fiscal year were as follows:

Fiscal year
2025	$240
2026	483
2027	205
2028	152
Thereafter	155
Total minimum lease payments	$1,235
Less: Amounts representing imputed interest	(215)
Present value of lease liabilities	$1,020

Rent expense recorded during the three months ended June 30, 2025 and 2024 was $118 and $355, respectively. Rent expense recorded during the six months ended June 30, 2025 and 2024 was $235 and $709, respectively.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when future expenditures are probable and such expenditures can be reasonably estimated.

7. Stockholders’ Equity

The Company is authorized to issue up to 1,000,000,000 shares of common stock with a par value of $0.00001 per share and 5,000,000 shares of preferred stock with a par value of $0.00001 per share. At June 30, 2025 and December 31, 2024, there were 52,993,238 and 51,935,134 shares of common stock issued and outstanding, respectively.

Common stockholders are entitled to receive dividends if and when declared by the board of directors subject to the rights of any preferred stockholders. As of June 30, 2025, no dividends on common stock had been declared by the Company.

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

ATM Program

On October 4, 2021, the Company entered into an at-the-market offering program (the “ATM Program”). Pursuant to the ATM Program, the Company may offer and sell shares of its common stock having aggregate gross sales proceeds of up to $150.0 million from time to time. During the three and six months ended June 30, 2025, the Company did not sell any shares of its common stock under the ATM Program. As of June 30, 2025, the Company has approximately $113.8 million remaining in gross proceeds available for future issuances of common stock under the ATM Program.

8. Stock Plan

2020 Equity Incentive Plan

The 2020 Equity Incentive Plan (the “2020 Plan”) was approved by the Company’s board of directors on September 24, 2020. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares of common stock initially reserved for issuance under the 2020 Plan was 4,406,374, which shall be increased, upon approval by the Company’s board of directors, on January 1, 2021 and each January 1 thereafter, in an amount equal to the least of (i) 4,406,374 shares of common stock, (ii) five percent (5%) of the outstanding common stock on the immediately preceding December 31, or (iii) such number of common stock determined by the board of directors no later than the immediately preceding December 31. For 2025, the compensation committee of the Company’s board of directors, as the 2020 Plan administrator, exercised its discretion under clause (ii) to increase the number of shares of common stock reserved for issuance under the 2020 Plan by 2,596,638 shares, effective as of January 1, 2025. As of June 30, 2025, there were 4,338,125 shares available for issuance under the 2020 Plan.

On September 9, 2022, the Company granted 374,899 Restricted Stock Units (“RSUs”) to employees pursuant to an employee retention program approved by the compensation committee of the Company’s board of directors. The RSUs have graded vesting on an annual basis for two years of continuous service, as per the 2020 Plan. As of June 30, 2025, such RSUs were fully vested and common stock was issued upon the settlement of the RSUs.

On January 18, 2024, the Company granted 952,665 RSUs to employees VP-level or higher, pursuant to an employee retention program approved by the compensation committee of the Company’s board of directors. As of June 30, 2025 such RSUs were fully vested and common stock was issued upon settlement of the RSUs.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was approved by the Company’s board of directors on September 24, 2020. A total of 400,752 shares of common stock were initially reserved for issuance under this plan, which shall be increased, upon approval by the Company’s board of directors, on January 1, 2021 and each January 1 thereafter, to the lesser of (i) 801,504 shares of common stock, (ii) 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the board of directors or any of its committees no later than the last day of the immediately preceding fiscal year. For 2025, the Company’s board of directors waived the annual increase to the shares reserved under the 2020 ESPP. As of June 30, 2025, 493,530 shares are issued or outstanding, and there were 1,280,081 shares available for issuance, under the 2020 ESPP.

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

The following table summarizes option activity for the six-month period ended June 30, 2025:

	Options Outstanding
			Weighted-
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual Life	Value
	Options	Price	(in years)	(in 000s)
Balances at December 31, 2024	8,653,913	$2.87	7.72	$162
Options granted	3,784,840	$1.29
Options forfeited / cancelled	(205,223)	$1.64
Options exercised	(22,199)	0.53
Balances at June 30, 2025 (unaudited)	12,211,331	$6.61	8.11	$28
At June 30, 2025
Vested and expected to vest	12,211,331	$2.41	8.11	$28
Exercisable	3,813,850	$4.44	5.63	$—

At June 30, 2025, the total compensation cost related to nonvested awards not yet recognized was $13,866. The weighted-average period over which the nonvested awards is expected to be recognized was 2.9 years.

The Company estimated the fair value of the options using the Black-Scholes options valuation model. The fair value of the options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value was estimated using the following assumptions:

	For the Six Months Ended June 30,
	2025	2024
Risk-free interest rate	3.89% - 4.48%	3.82% - 4.69%
Expected life (in years)	5.50 - 6.25	5.50 - 6.25
Dividend yield	0%	0%
Expected volatility	78.67% - 80.22%	85.55% - 86.76%

The weighted average assumptions used to estimate the fair value of stock purchase rights under the ESPP are as follows:

	For the Six Months Ended June 30,
	2025	2024
Risk-free interest rate	4.33%	5.43%
Expected life (in years)	0.50	0.50
Dividend yield	0%	0%
Expected volatility	78.67%	85.55%

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

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

Restricted Stock Units

The following table presents RSU activity under the 2020 Plan as of June 30, 2025:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2024	907,665	$1.80
Vested	(907,665)	—
Forfeited	—	—
Unvested shares at June 30, 2025	—	$—

As of June 30, 2025, there was no unrecognized compensation cost related to RSUs that are expected to vest.

Stock-based compensation expense recorded under ASC 718 related to stock options granted and common stock issued under the 2020 ESPP were allocated to research and development and general and administrative expense as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$741	$1,261	$1,377	$2,237
General and administrative	927	1,506	1,799	3,140
Total stock-based compensation	$1,668	$2,767	$3,176	$5,377

Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	$1,341	$1,856	$2,516	$4,069
Restricted stock units	281	856	559	1,199
Employee stock purchase plan	46	55	101	109
Total stock-based compensation	$1,668	$2,767	$3,176	$5,377

9. Income Taxes

The Company’s effective tax rates were 0% and 92.6% for the three months ended June 30, 2025 and 2024, respectively. The income tax provision and effective tax rate are driven primarily by the proceeds from the sale of the Company’s New Jersey tax net operating loss carryforwards and research and development (“R&D”) tax credits.

During the three and six months ended June 30, 2025 and 2024, the Company recorded a full valuation allowance on federal and state net deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

The State of New Jersey’s Technology Business Tax Certificate Program allows certain high technology and biotechnology companies to sell unused net operating loss (“NOL”) carryforwards and R&D tax credits to other New Jersey-based corporate taxpayers. As of June 30, 2025, the Company received $18,372 of cash for the NOL and R&D tax credit sales related to the tax years ended December 31, 2015 to 2023. For the six months ended June 30, 2025, the Company received a benefit for income taxes of $2,196. The Company did not receive any benefit for income taxes for the three months ended June 30, 2025. The sale of the NOLs and R&D tax credits has been recorded as an income tax benefit within the condensed consolidated statement of operations.

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

10. Net Loss per Share

The Company excluded all outstanding stock options and RSUs at each period end from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect. The following common stock equivalents were excluded from the calculation of diluted net loss per share:

	As of June 30,
	2025	2024
Options to purchase common stock	12,211,331	8,742,868
Unvested restricted stock units	—	1,136,411
Expected shares to be purchased under 2020 ESPP	6,845	21,744
Total	12,218,176	9,901,023

11. Related Parties

The Company has consulting agreements with three members of its board of directors; one of which waived his consulting fees starting as of September 2021. Total consulting fees paid during the three months ended June 30, 2025 and 2024 were $50 and $50, respectively. Total consulting fees paid during the six months ended June 30, 2025 and 2024 were $100 and $87, respectively. There were no amounts owed under the consulting agreements as of June 30, 2025.

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

As a result of the reduction in force, the Company incurred an aggregate non-recurring charge of $597 for the fiscal year ending December 31, 2024, consisting primarily of employee severance and benefit costs associated with the restructuring. The Company has recorded these charges in research and development expenses in the accompanying condensed consolidated statement of operations based on responsibilities of the impacted employees.

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

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

The CEO regularly reviews the condensed consolidated statement of operations and a disaggregation of operating expenses, of which the significant expenses are related to research and development. The following table represents the significant segment expenses regularly provided to the CEO:

	For the Six Months Ended June 30,
	2025	2024
Research and Development
Research	$2,571	$2,627
Development	24,875	15,528
Personnel related	7,018	7,422
Stock-based compensation	1,377	2,236
Total research and development	35,841	$27,813
General and administration
Personnel related	$2,896	$2,744
Stock-based compensation	1,799	3,139
External	3,905	4,695
Total general and administrative	8,600	10,578
Loss from Operations	$44,441	$38,391

14. Subsequent Event

The Company has evaluated subsequent events through August 7, 2025, the date these financial statements were issued. The Company determined that there were no subsequent events that required adjustment to or disclosure in the financial statements.

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

Since our formation in March 2013, we have devoted substantially all of our time and efforts to performing research and development activities and raising capital. We are not profitable and have incurred losses in each year since our inception. During the three and six months ended June 30, 2025, we incurred net losses of $21.2 million and $38.6 million, respectively. As of June 30, 2025, we had an accumulated deficit of $407.4 million. We do not currently have any product candidates approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We initiated a Phase 1/2 clinical trial, PYNNACLE, in October 2020 for our lead product candidate, rezatapopt. Our strategy is to seek approval under an accelerated pathway, and we believe our PYNNACLE clinical trial has the potential to serve as a pivotal study. In October 2020, we were granted FDA Fast Track designation of rezatapopt for the treatment of patients with locally advanced or metastatic solid tumors that have a p53 Y220C mutation. In July 2023, we met with the FDA at an End of Phase 1 meeting where alignment was obtained on the recommended Phase 2 dose and key elements of the single arm, Phase 2 registrational portion of the PYNNACLE study. In October 2023, we presented our updated Phase 1 clinical data for rezatapopt at the 2023 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics Annual Meeting. We dosed our first patient in the pivotal Phase 2 monotherapy portion of the PYNNACLE study in the first quarter of 2024. We are continuing to dose patients in the pivotal Phase 2 monotherapy portion of our PYNNACLE trial, and we plan to provide interim data on the Phase 2 monotherapy registrational portion of the PYNNACLE trial by early September 2025. In October 2024, we discontinued enrollment in the Phase 1b combination arm of the PYNNACLE trial evaluating rezatapopt in combination with Merck and Co.’s anti-PD-1 therapy KEYTRUDA® (pembrolizumab) in patients with advanced solid tumors harboring a TP53 Y220C mutation. Additionally, we announced that we are collaborating with the MD Anderson Cancer Center, or MDACC, and the Memorial Sloan Kettering Cancer Center to support an investigator-initiated Phase 1b study, which is designed to assess the safety, tolerability, pharmacokinetics, and preliminary efficacy of rezatapopt monotherapy in combination with azacitidine in relapsed or refractory, or R/R, acute myeloid leukemia, or AML, and myelodysplastic syndromes, or MDS, patients harboring a TP53 Y220C mutation. MDACC dosed its first patient for this Phase 1b study in the first quarter of 2025.

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

We do not allocate our costs by product candidate or development program, as a significant amount of research and development expenses include compensation costs, materials, supplies, depreciation on and maintenance of research equipment, and the cost of services provided by outside contractors, which are not tracked by product candidate or development program. In particular, with respect to internal costs, several of our departments support multiple product candidate research and development programs, and therefore the costs cannot be allocated to a particular product candidate or development program. Substantially all of our research and development costs are associated with our lead product candidate, rezatapopt. We initiated our Phase 1/2 PYNNACLE clinical trial in October 2020, and on that date, we were granted FDA Fast Track designation of rezatapopt for the treatment of patients with locally advanced or metastatic solid tumors that have a p53 Y220C mutation. In October 2023, we presented our updated Phase 1 clinical data for rezatapopt at the 2023 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics Meeting. We are continuing to dose patients, and we plan to provide interim data on the Phase 2 monotherapy registrational portion of the PYNNACLE trial by early September 2025. In October 2024, we discontinued enrollment in the Phase 1b combination arm of the PYNNACLE trial evaluating rezatapopt in combination with Merck and Co.’s anti-PD-1 therapy KEYTRUDA® (pembrolizumab) in patients with advanced solid tumors harboring a TP53 Y220C mutation. Additionally, we announced that we are collaborating with the MDACC and MSK to support an investigator-initiated Phase 1b study, which is designed to assess the safety, tolerability, pharmacokinetics, and preliminary efficacy of rezatapopt monotherapy in combination with azacitidine in R/R AML and MDS patients harboring a TP53 Y220C mutation. MDACC dosed its first patient for this Phase 1b study in the first quarter of 2025.

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

Results of Operations

Comparison of the Three Months ended June 30, 2025 and 2024

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,
Statement of operations data:	2025 (Unaudited)	2024 (Unaudited)	Change
Operating expenses:
Research and development	$18,400	$14,628	$3,772
General and administrative	4,479	5,542	(1,063)

Total operating expenses	22,879	20,170	2,709

Loss from operations	(22,879)	(20,170)	(2,709)
Other income (expense):
Interest income, net	1,690	2,801	(1,111)
Other (expense) income, net	(16)	(17)	1

Total other income (expense)	1,674	2,784	(1,110)

Loss before (benefit) provision for income taxes	(21,205)	(17,386)	(3,819)
Provision (benefit) for income taxes	5	(16,173)	16,178

Net loss	$(21,210)	$(1,213)	$(19,997)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Three Months Ended June 30,
Statement of operations data:	2025 (Unaudited)	2024 (Unaudited)	Change
Research	$1,347	$1,549	$(202)
Development	$12,865	8,740	4,125
Personnel related	$3,447	3,078	369
Stock-based compensation	$741	1,261	(520)
Total	$18,400	$14,628	$3,772

Research and development expenses were $18.4 million for the three months ended June 30, 2025, compared to $14.6 million for the three months ended June 30, 2024. The increase of $3.8 million, compared to the three months ended June 30, 2024, was primarily due to the following:

•
$4.5 million increase in development and personnel related expenses largely driven by increased CRO costs for advancing our lead product candidate, rezatapopt, through the Phase 2 clinical trial; offset by
•
$0.2 million decrease in research expenses, largely driven by decreased pre-clinical CRO costs; and
•
$0.5 million decrease in expenses for stock-based compensation.

General and Administrative Expenses

General and administrative expenses were $4.5 million for the three months ended June 30, 2025, compared to $5.5 million for the three months ended June 30, 2024. The decrease of $1.0 million, compared to the three months ended June 30, 2024, was primarily due to the following:

•
$0.50 million decrease in personnel expenses driven by a decrease in stock-based compensation costs, $0.40 million decrease in facility and equipment expenses due to expiration of three leases, $0.10 million decrease in director and officer insurance fees.

Interest Income, Net

Interest income, net primarily consists of interest income from our interest-bearing cash, cash equivalents, and marketable securities and interest costs related to accretion and amortization of discounts and premiums on marketable securities. Interest income, net was $1.7 million for the three months ended June 30, 2025, compared to $2.8 million for the three months ended June 30, 2024. The decrease of $1.1 million was driven by decreased interest rates from cash and investments in marketable securities and U.S treasuries during the three months ended June 30, 2025.

Comparison of the Six Months ended June 30, 2025 and 2024

The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,
Statement of operations data:	2025 (Unaudited)	2024 (Unaudited)	Change
Operating expenses:
Research and development	$35,841	$27,813	$8,028
General and administrative	8,600	10,578	(1,978)

Total operating expenses	44,441	38,391	6,050

Loss from operations	(44,441)	(38,391)	(6,050)
Other income (expense):
Interest income, net	3,625	5,753	(2,128)
Other income, net	(21)	(18)	(3)

Total other income	3,604	5,735	(2,131)

Loss before provision for income taxes	(40,837)	(32,656)	(8,181)
Income taxes	(2,191)	(16,173)	13,982

Net loss	$(38,646)	$(16,483)	$(22,163)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Six Months Ended June 30,
Statement of operations data:	2025 (Unaudited)	2024 (Unaudited)	Change
Research	$2,571	$2,627	$(56)
Development	24,875	15,528	9,347
Personnel related	7,018	7,422	(404)
Stock-based compensation	1,377	2,236	(859)
Total	$35,841	$27,813	$8,028

Research and development expenses were $35.8 million for the six months ended June 30, 2025, compared to $27.8 million for the six months ended June 30, 2024. The increase of $8.1 million, compared to the six months ended June 30, 2024, was primarily due to the following:

•
$9.3 million increase in development expenses, largely driven by increased CRO costs for advancing our lead product candidate, rezatapopt, through the Phase 2 clinical trial; offset by
•
$1.3 million decrease in expenses for personnel related costs and stock-based compensation, primarily driven by decreased headcount.

General and Administrative Expenses

General and administrative expenses were $8.6 million for the six months ended June 30, 2025, compared to $10.6 million for the six months ended June 30, 2024. The decrease of $2.0 million, compared to the six months ended June 30, 2024, was primarily due to the following:

•
$1.2 million decrease in personnel expenses driven by a decrease in headcount, $0.7 million decrease in facility and equipment expenses due to the termination of the One Research Way Lease, and a $0.1 million decrease in finance and legal support expenses.

Interest Income, Net

Interest income, net primarily consists of interest income from our interest-bearing cash, cash equivalents, and marketable securities and interest costs related to accretion and amortization of discounts and premiums on marketable securities. Interest income, net was $3.6 million for the six months ended June 30, 2025, compared to $5.8 million for the six months ended June 30, 2024. The decrease of $2.2 million compared to the six months ended June 30, 2024, was driven by decreased interest rates from cash and investments in marketable securities and U.S treasuries during the six months ended June 30, 2025.

Income Tax Benefit

The State of New Jersey’s Technology Business Tax Certificate Program allows certain high technology and biotechnology companies to sell NOL carryforwards and R&D tax credits to other New Jersey-based corporate taxpayers. As of March 31, 2025, we received $18.4 million of cash for the NOL and R&D tax credit sales related to the tax years ended December 31, 2015 to 2023. The sale of the NOLs and R&D tax credits have been recorded as an income tax benefit within the condensed consolidated statement of operations. As of March 31, 2025, we had reached the sale limit established by the program. For the six months ended June 30, 2025, we received a benefit for income taxes of $2.2 million. We did not receive any benefit for income taxes for the three months ended June 30, 2025.

Liquidity and Capital Resources

Our financial condition is summarized as follows (in thousands):

	As of June 30,	As of December 31,
	2025	2024	Change
Financial assets:
Cash and cash equivalents	$44,127	$40,876	$3,251
Marketable securities – current	98,147	128,578	(30,431)
Marketable securities – noncurrent	6,032	13,843	(7,811)
Total financial assets	$148,306	$183,297	$(34,991)

Working capital:
Current assets	$145,311	$175,658	$(30,347)
Current liabilities	11,607	14,370	(2,763)
Total working capital	$133,704	$161,288	$(27,584)

Sources of Liquidity

Since our inception, we have not generated any revenue from any product sales or any other sources and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. As of June 30, 2025, we had cash, cash equivalents, and marketable securities of $148.3 million and an accumulated deficit of $407.4 million.

On November 20, 2024 we filed a shelf registration statement on Form S-3 (File No. 333-283349) with the SEC and a prospectus supplement, which registered the offering, issuance and sale of up to $200.0 million of various equity and debt securities and up to $113.8 million of common stock pursuant to an at-the-market equity offering program with Jefferies LLC, dated October 4, 2021, or the ATM Program. The SEC declared the registration statement effective on November 27, 2024. During the three and six months ending June 30, 2025, we did not sell any shares of our common stock pursuant to the ATM Program. As of June 30, 2025, we had approximately $113.8 million remaining in gross proceeds available for future issuances of common stock under the ATM Program.

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

In September 2024, we signed two subleases, one for 14,201 square feet of office space at 400 Alexander Park Drive, Suite 301, in Princeton, New Jersey, to be used as our new headquarters, or the 400 Alexander Sublease, and the other for 3,205 square feet of office and laboratory space at 311 Pennington Rocky Hill in Hopewell, New Jersey, to be used for our new laboratory space, or the 311 Pennington Sublease. The 400 Alexander Sublease term extends until February 2027, and the 311 Pennington Sublease term extends until December 2029 and has a three-year extension option. Amounts related to future lease payments for 311 Pennington Sublease as of June 30, 2025, totaled $0.7 million with $0.1 million to be paid within the next 12 months. Amounts related to future lease payments for 400 Alexander Sublease as of June 30, 2025, totaled $0.6 million with $0.3 million to be paid within the next 12 months.

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

Due to our significant research and development expenditures, we have generated substantial operating losses in each period since inception. We have incurred an accumulated deficit of $407.4 million through June 30, 2025. We expect to incur substantial additional losses in the future as we expand our research and development activities. For the six months ended June 30, 2025 and 2024, our cash operating expenditures were $36.6 million and $17.8 million, respectively. Based on our research and development plans, we expect that our cash, cash equivalents, and marketable securities as of June 30, 2025 will be sufficient to fund our operations until the end of 2026.

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

Cash Flows

The following table summarizes our cash flows for the period indicated (in thousands):

	Six Months Ended June 30,
	2025 (Unaudited)	2024 (Unaudited)
Cash used in operating activities	$(36,568)	$(17,782)
Cash provided by (used in) investing activities	39,700	28,489
Cash provided by financing activities	113	141
Impact of exchange rates on cash, cash equivalents, and restricted cash	6	(28)
Net increase (decrease) in cash and cash equivalents	$3,251	$10,820

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025, was $36.6 million, which consisted primarily of net loss of $38.6 million partially offset by non-cash charges of $1.8 million. Changes in our net operating assets increased operating cash by $0.4 million. The non-cash charges primarily consisted of stock-based compensation of $3.2 million, accretion of discounts on marketable securities of $1.6 million, and depreciation of $0.1 million. The change in our net operating assets and liabilities was primarily due to an increase in prepaid expenses and other assets, and a decrease in outstanding payables and accrued expenses.

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

Investing Activities

Our investing activities provided $39.7 million of cash during the six months ended June 30, 2025, which consisted primarily of maturities of marketable securities of $86.4 million, partially offset by purchases of marketable securities of $46.7 million.

Our investing activities provided $28.5 million of cash during the six months ended June 30, 2024, which consisted primarily of maturities of marketable securities of $100.5 million, partially offset by purchases of marketable securities of $71.4 million, along with purchase of property and equipment of $0.6 million.

Financing Activities

Our financing activities provided $0.1 million and $0.1 million of cash during the six months ended June 30, 2025 and 2024, respectively. This consisted of $0.1 million and $0.1 million of proceeds from the exercise of stock options during the six months ended June 30, 2025 and 2024, respectively.

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

We believe that the accounting policies described below involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of our operations. During the six-month period ended June 30, 2025, there were no material changes to our critical accounting policies from those described in our audited condensed consolidated financial statements for the year ended December 31, 2024, included in our Annual Report on Form 10-K filed with the SEC on March 3, 2025, except as noted below.

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

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 of the notes to our unaudited condensed consolidated financial statements for the six months ended June 30, 2025 included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks.

We had cash, cash equivalents, and marketable securities of $148.3 million as of June 30, 2025. The Company’s cash equivalents consist of interest-bearing U.S. government securities, money market funds, and corporate debt securities. Our exposure due to changes in interest rates is not material due to the nature and amount of our money-market funds and marketable securities.

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

We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

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

Item 1A. Risk Factors.

Other than as described below, there have been no material changes to the Company’s risk factors as set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 3, 2025, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, as filed with the SEC on May 9, 2025. You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 3, 2025, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, as filed with the SEC on May 9, 2025.

Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to Our Business

Changes in tax laws or regulations that are applied adversely to us could have a material adverse effect on our business, financial condition and results of operations.

New income, sales, use or other tax laws or regulations could be enacted at any time, which could affect our tax profile and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the TCJA eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize such expenditures over five or 15 years pursuant to Section 174 of the Code, beginning in 2022. On July 4, 2025, the U.S. federal tax legislation commonly referred to as the One Big Beautiful Bill Act, or the OBBB Act, was enacted, which makes a number of changes to U.S. federal income tax law, including permanently suspending the requirement to capitalize and amortize domestic research and development expenditures and permitting such deductions on a current basis. We are currently evaluating the full impact of the OBBB Act on us. Further, the Inflation Reduction Act of 2022, among other changes, imposes a one-percent excise tax on stock repurchases made on or after January 1, 2023. Any further changes in tax laws or regulations that are applied adversely to us could have a material adverse effect on our business, financial condition and results of operations.

A portion of our chemistry-based product development and sourcing of certain manufacturing raw materials for our product candidates takes place in China through third-party manufacturers. A significant disruption in the operation of those manufacturers, a trade war or political unrest in China could materially adversely affect our business, financial condition and results of operations.

We currently contract certain product development and manufacturing operations to third parties outside the United States, including in China, and we expect to continue to use such third-party manufacturers for such product candidates. Any disruption in production or inability of our manufacturers in China to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidates. Furthermore, since these manufacturers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. For example, a trade war could lead to tariffs on the chemical intermediates and active pharmaceuticals ingredients we use that are manufactured in China. Beginning in February 2025, the United States imposed an additional 10% tariff on most imports from China, and this tariff was increased to 20% in March 2025. Since April 2025, the United States and China have imposed significant additional reciprocal tariffs of 10-125% on a large proportion of imports from the respective trading partner; though currently these tariffs are limited to 10% through August 2025, both countries may continue to pursue new and/or retaliatory tariff and trade policies in as bilateral trade negotiations progress. Although certain products have been exempted from some of these tariffs, including many pharmaceutical products, these policies are subject to change. Moreover, the United States also implemented additional tariffs of 10% on the import of a large proportion of imports from most U.S. trading partners in April 2025, and elevated reciprocal tariffs on these countries may resume if or when the current pause that began in April 2025 expires in August 2025. In addition, the United States initiated an investigation into pharmaceuticals and pharmaceutical products in April 2025, the results of which could result in additional tariffs on pharmaceutical and pharmaceutical products under authorities provided in Section 232 of the Trade Expansion Act of 1962; whether, when, which products, and at what level such items may become subject to these additional tariffs is uncertain. These and other changes in tariffs and trade policies of the United States or its trading partners may affect our products or our customers, and could materially adversely affect our business, financial condition and results of operations. Any recall of the manufacturing lots or similar action regarding our product candidates used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currency in China. Future appreciation of the local currency could increase our costs. In addition, our labor costs could continue to rise as wage rates increase due to increased demand for skilled laborers and the availability of skilled labor declines in China.

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

(c) Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39539	3.1	September 29, 2020

3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-39539	3.3	May 10, 2023

31.1+	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

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

PMV Pharmaceuticals, Inc.

Date: August 7, 2025	By:	/s/ David H. Mack
David H. Mack, Ph.D.
President, Chief Executive Officer, and Director
(Principal Executive Officer)

PMV Pharmaceuticals, Inc.

Date: August 7, 2025	By:	/s/ Michael Carulli
Michael Carulli
Chief Financial Officer
(Principal Financial and Accounting Officer)