Form 10-K
period 2025-12-31
PMV Pharmaceuticals, Inc.
filed 2026-03-06
CIK 1699382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

!

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2025 (the last business day of the Registrant’s most recently completed second fiscal quarter), was $53,435,814. Shares of the Registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded because such persons may be deemed affiliates. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

The number of shares of Registrant’s common stock outstanding as of March 6, 2026 was 53,329,392.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

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

Our lead product candidate, rezatapopt, is an orally available small molecule designed to potently and selectively correct p53 misfolding caused by a specific p53 mutation, Y220C, while sparing wild-type p53. The p53 Y220C mutation is associated with approximately 1% of all cancers, including endometrial, breast, non-small cell lung cancer, or NSCLC, colorectal, pancreatic and notably, approximately 3% of ovarian cancers.

Rezatapopt is designed to restore the wild-type conformation by occupying the pocket created by the tyrosine to cysteine mutation in amino acid position 220. We are pursuing a tumor-agnostic development strategy and initiated a Phase 1/2 clinical trial, PYNNACLE, in October 2020. Our strategy is to seek approval under an accelerated pathway, and we believe the Phase 2 portion of the PYNNACLE clinical trial has the potential to serve as a pivotal study. In October 2020, we were granted U.S. Food and Drug Administration, or FDA, Fast Track designation of rezatapopt for the treatment of patients with locally advanced or metastatic solid tumors that have a p53 Y220C mutation. In July 2023, we met with the FDA at an End of Phase 1 meeting where alignment was obtained on the recommended Phase 2 dose and key elements of the single arm, Phase 2 registrational portion of the PYNNACLE study. In October 2023, we presented our updated Phase 1 clinical data for rezatapopt at the 2023 American Association for Cancer Research, or AACR, the National Cancer Institute, or NCI, and the European Organisation for Research and Treatment of Cancer, or EORTC, International Conference on Molecular Targets and Cancer Therapeutics Annual Meeting. We dosed our first patient in the pivotal Phase 2 monotherapy portion of the PYNNACLE study in the first quarter of 2024. In September 2025, we announced interim data from the Phase 2 pivotal portion of the PYNNACLE clinical trial, which was updated in October 2025 in a late-breaking oral presentation and poster presentation at the 2025 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics Meeting. In March 2026, rezatapopt was granted orphan drug designation (ODD) from the FDA for the treatment of TP53 Y220C positive ovarian cancer, fallopian tube cancer, and primary peritoneal cancer. We plan to submit a New Drug Application, or NDA, for the treatment of patients with platinum-resistant/refractory ovarian cancer harboring a TP53 Y220C mutation to the FDA for rezatapopt in the first quarter of 2027.

A better understanding of mutations that drive cancers has facilitated the development of precise, gene- and protein-specific drugs known as targeted therapies. Targeted therapies have the potential to transform the treatment of some cancers by providing robust clinical benefit to patients. In many cases, clinical responses can be dramatic enough to support expedited regulatory approval of these therapies. Further, recent advancements in next-generation-sequencing, or NGS, have accelerated the development of targeted therapies. A recent study found that 75% of oncologists in the United States employ genomic sequencing. We believe p53 mutations are particularly well-suited for the evolving precision oncology paradigm, as a single mutation can cause p53 malfunction, and p53 is one of the genes commonly sequenced in NGS panels. We believe that our precision oncology platform offers a substantial opportunity to expand the number of patients who will benefit from targeted therapies.

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

Our lead product candidate, rezatapopt, is designed to be an orally available small molecule that structurally corrects the mutant p53 protein with the Y220C mutation. The p53 Y220C mutation results from tyrosine being substituted by a cysteine at amino acid position 220 and is associated with approximately 1% of all cancers, including endometrial, breast, NSCLC, colorectal, and pancreatic cancers. In addition, the p53 Y220C mutation is found in approximately 3% of ovarian cancer cases. There are currently no products approved by the FDA that selectively target the p53 Y220C mutation.

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

We initiated a Phase 1/2 clinical trial, PYNNACLE, in October 2020 for our lead product candidate, rezatapopt. Our strategy is to seek approval under an accelerated pathway, and we believe the Phase 2 portion of the PYNNACLE clinical trial has the potential to serve as a pivotal study. In October 2020, we were granted FDA Fast Track designation of rezatapopt for the treatment of patients with locally advanced or metastatic solid tumors that have a p53 Y220C mutation. In July 2023, we met with the FDA at an End of Phase 1 meeting where alignment was obtained on the recommended Phase 2 dose and key elements of the single arm, Phase 2 registrational portion of the PYNNACLE study. In October 2023, we presented our updated Phase 1 clinical data for rezatapopt at the 2023 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics Annual Meeting. We dosed our first patient in the pivotal Phase 2 monotherapy portion of the PYNNACLE study in the first quarter of 2024. In September 2025, we announced interim data from the Phase 2 pivotal portion of the PYNNACLE clinical trial, which was updated in October 2025 in a late-breaking oral presentation and poster presentation at the 2025 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics Meeting. In March 2026, rezatapopt was granted ODD from the FDA for the treatment of TP53 Y220C positive ovarian cancer, fallopian tube cancer, and primary peritoneal cancer. We plan to submit an NDA for the treatment of patients with platinum-resistant/refractory ovarian cancer harboring a TP53 Y220C mutation to the FDA for rezatapopt in the first quarter of 2027.

Our Strategy

Our vision is to become a leading precision oncology company by designing, developing and commercializing novel precision medicines for every patient with a p53-driven tumor. We believe we are well positioned to leverage our deep experience in p53 biology, precision oncology platform and foundational knowledge acquired through our lead program to bring these therapies to patients. The critical components of our strategy include:

•
Advancing our lead product candidate, rezatapopt, as a tumor-agnostic, oral small molecule therapy for cancer patients. We have designed rezatapopt to be an orally available, tumor-agnostic therapeutic and, if approved, we believe it could become the first agent to address the p53 Y220C mutation-defined patient population. In October 2020, we initiated a Phase 1/2 clinical trial for rezatapopt in multiple solid tumors with the p53 Y220C mutation. We are conducting our clinical trials in this genomically-defined patient population and leveraging learnings from recently approved tumor-agnostic drugs to inform the clinical and regulatory pathways for rezatapopt. In October 2023, we presented our Phase 1 clinical data for rezatapopt and observed partial responses across multiple tumor types. The pivotal Phase 2 monotherapy portion of our PYNNACLE trial was initiated in the first quarter of 2024. In September 2025, we announced interim data from the Phase 2 pivotal portion of the PYNNACLE clinical trial, which was updated in October 2025 in a late-breaking oral presentation and poster presentation at the 2025 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics Meeting. We plan to submit an NDA for the treatment of patients with platinum-resistant/refractory ovarian cancer harboring a TP53 Y220C mutation to the FDA for rezatapopt in the first quarter of 2027.
•
Leveraging the advantages of precision medicine and our expertise in p53 biology to pursue accelerated approval of our product candidates. For our lead product candidate, rezatapopt, we are actively working with physicians and leading clinical trial institutions to enroll patients with the p53 Y220C mutation identified via NGS in our Phase 2 clinical trial. In order to rapidly confirm mechanistic and clinical proof of concept, we utilize assays to measure target engagement and biomarkers, as well as assess clinical responses in patients. We expect this strategy, which we also plan to replicate for our other future product candidates, will enable a rapid determination of target engagement and has the potential to serve as a predictive marker of efficacy, thereby providing clear decision points for clinical development and efficient advancement of our product candidates towards approval. Based on our encouraging PYNNACLE clinical trial results, we plan to seek breakthrough therapy designation from the FDA for rezatapopt, which, if granted, is intended to expedite clinical development and regulatory review. We intend to maximize the benefit of our product candidates by pursuing a tumor-agnostic approach.
•
Identifying and exploring combination therapy approaches for our product candidates. Though rezatapopt has demonstrated clear and robust tumor regression as a single agent in preclinical animal models and clinical proof of concept, we believe that the mechanism of correcting the structure of mutant p53 can be complementary to other oncology therapies. Leveraging our expertise in p53 biology, chemistry and cancer pharmacology, we plan to identify and explore combination strategies with multiple cancer therapies. For example, chemotherapy and radiation therapy, approaches that result in deoxyribonucleic acid, or DNA, damage and upregulate p53 are natural candidates for combining with our product candidates. In addition, we believe that p53 plays a role in influencing the tumor microenvironment. Therefore, bevacizumab, pan-KRAS inhibitors, PI3K inhibitors and immune checkpoint inhibitors could also be considered as potential combination agents for use with our product candidates. We believe that our unique expertise will enable us to prioritize therapeutic strategies and optimize outcomes for clinical studies.
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

Background on Targeted Therapies

Cancer is a genomic disease that results from changes in a person’s DNA that causes cells to grow and divide uncontrollably. Genes are the distinct segments in a cell’s DNA that can encode proteins with structural or functional roles in the body. Alterations in some genes can lead to the expression of mutant proteins with impaired or abnormal functions that can cause cancer. Cancer has historically been both diagnosed and treated based on a tumor’s organ site, such as the breast, lung, ovary, brain, pancreas, skin, bone or blood.

Recent advances in genomic sequencing and a better understanding of the genomic alterations that drive tumor development and growth have facilitated precise, gene and protein-specific drug development, known as targeted therapies. Targeted therapies have the potential to transform the treatment of some cancers by providing robust clinical benefit to patients. In notable cases, the clinical outcomes have been dramatic enough to support expedited regulatory approval of these therapies. For example, Retevmo in RET-altered NSCLC and thyroid cancers (Lilly/Loxo); Ayvakit, in platelet-derived growth factor receptor alpha exon 18 mutated advanced gastrointestinal stromal tumor, or GIST (Blueprint); Rozlytrek, in solid tumors with a neurotrophic tropomyosin receptor kinase, or NTRK, gene fusion (Roche); Vitrakvi, in solid tumors with an NTRK gene fusion (Bayer/Loxo); Zykadia, in anaplastic lymphoma kinase-positive, or ALK+, advanced NSCLC (Novartis); Zelboraf, in advanced melanoma with a BRAF V600E mutation (Roche Genentech); Xalkori, in ALK+ advanced NSCLC (Pfizer); Tagrisso, in epidermal growth factor receptor mutation-positive, or EGFR+, advanced NSCLC (AstraZeneca); Qinlock, in GIST (Ono/Deciphera); Krazati and Lumakras in KRAS G12C mutated NSCLC (BMS/Mirati and Amgen); Augtyro in ROS1 positive NSCLC tumors (BMS/Turning Point); and Bizengri in NSCLC and pancreatic tumors with a NRG1-positive gene fusion (Merus) all received approvals within five years of first dosing in humans. This time period is significantly reduced compared to conventional drug development timelines. Despite this progress, a recent analysis found that only 16% of patients with metastatic cancer have tumors with genomic profiles eligible for treatment with an approved targeted agent, which leaves a large opportunity for precision oncology.

There is an emerging change in the development of targeted therapies, in that cancer is increasingly being targeted through a tumor-agnostic approach with a focus on selectively targeting a genetic or protein mutation, irrespective of tumor type. For example, there are now multiple tumor-agnostic product approvals that are based on a genomic mutation that defines the disease, as opposed to the tumor type. These include the aforementioned Vitrakvi, Rozlytrek and Augtyro approvals in NTRK gene fusion-positive solid tumors, as well as KEYTRUDA and Jemperli, respectively, approval in metastatic microsatellite instability-high or deficient mismatch repair solid tumors. KEYTRUDA is also approved in tumor mutational burden-high-(TMB-H) solid tumors. In addition, the combination of Taflinar and Mekinist was approved for BRAF V600E mutation positive unresectable or metastatic solid tumors (with the exception of colorectal cancer). In addition, Retevmo was approved for RET gene fusion-positive solid tumors and Enhertu was approved for HER2-Positive (IHC 3+) unresectable or metastatic solid tumors. We believe that these approvals represent a fundamental shift in the development of targeted therapies and will increasingly lead to cancer being characterized for treatment in a genomic, rather than in a tumor-specific, manner, based on a biological rationale.

The widespread recognition that cancer is a genomic disease, as much as it is a disease defined by histology or anatomical location, has driven the increased use of genomic sequencing, which is now employed by approximately 75% of oncologists in the United States. As DNA sequencing technology advances, the availability of well-defined genomic sequencing tests increases. With the increasing number of approved targeted therapies, we believe that physicians will seek a better understanding of the underlying genetic and protein abnormalities associated with a specific type of cancer in order to determine the optimal course of treatment. Advances in genomic sequencing are leading to transformations in the discovery and development of new targeted oncology drugs.

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

Rezatapopt: A Selective Structural Corrector of p53 Y220C Mutations

P53 is the most widely mutated gene in human cancers. The vast majority of these mutations occur as a result of missense mutations that are found in the DNA binding domain. P53 Y220C mutations are found in approximately 1% of all cancers and approximately 3% of ovarian cancers. This particular mutation is expressed in a large variety of solid tumors, including endometrial, breast, NSCLC, colorectal and pancreatic cancers. Our lead product candidate, rezatapopt, is designed to be an orally available small molecule that structurally corrects a p53 protein containing the Y220C mutation and restores wild-type p53 function.

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

While treatment options such as surgery, chemotherapy, radiotherapy and immuno-therapy are available for endometrial, breast, NSCLC, colorectal, pancreatic and ovarian cancer, there are no approved precision oncology therapies for the subset of patients with the p53 Y220C mutation. The availability of an oral small molecule selective for the p53 Y220C mutation may offer a novel precision therapy for this population, which we believe could potentially change the treatment paradigm for such patients.

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

The updated Phase 2 data, as of a September 4, 2025 data cutoff date, included efficacy population consisting of 103 patients treated with at least one dose of rezatapopt 2000 mg daily, who either had one or more post-baseline tumor assessment or discontinued treatment early. Confirmed responses were observed in patients whose tumors were p53 Y220C mutated and KRAS wild-type in eight tumor types, including ovarian, lung, breast, endometrial, head and neck, colorectal, gallbladder, and ampullary carcinoma. These efficacy evaluable patients had an overall response rate (ORR) of 34% (35/103 patients) per investigator assessment according to Response Evaluation Criteria in Solid Tumors (RECIST) version 1.1, including confirmed and unconfirmed responses, and the ovarian cancer cohort ORR was 46% ORR (22/48 patients, including one confirmed complete response, 18 confirmed partial responses, and three unconfirmed partial responses). Across all cohorts, the median time to response was 1.3 months and median duration of response was 7.6 months. In the ovarian cancer cohort, the median time to response was 1.3 months and median duration of response was 8.0 months.

Rezatapopt was observed to be generally well-tolerated (across 112 patients treated with rezatapopt monotherapy as of September 4, 2025). The majority of adverse events were mild or moderate (Grade 1 or 2) in severity with the most frequent adverse events being nausea, vomiting, aspartate transaminase, or AST, alanine transaminase, or ALT, increase, anemia, blood creatinine increase and fatigue.

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

Competition

Our industry is intensely competitive and subject to rapid and significant technological change, as well as strong defense of intellectual property. While we believe that our knowledge, experience, and scientific resources provide us with competitive advantages, we face substantial competition from major pharmaceutical companies and biotechnology companies worldwide. Many of our competitors have significantly greater financial, technical, and human resources. Smaller and early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. As a result, our competitors may discover, develop, license, or commercialize products before or more successfully than we do.

We are a precision oncology company pioneering the discovery and development of small molecule therapies targeting p53 mutations and other p53-related cancers. We are aware of other product candidates that are in clinical development as potential treatments of various cancers through the modulation of p53. We are aware of molecules in development that also are being explored for p53 upregulation/activation in various stages of preclinical or clinical development being tested by Jacobio Pharmaceuticals, Changchun GeneScience, Frontier Medicines and Nutshell Therapeutics, among others.

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

All of our product candidates are small molecules manufactured by synthetic processes from readily available starting materials. The chemistry appears amenable to scale up and does not currently require unusual equipment in the manufacturing process. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.

We generally expect to rely on third parties for the manufacture of companion diagnostics for our products, which are assays or tests to identify an appropriate patient population. Depending on the technology solutions we choose, we may rely on multiple third parties to manufacture and sell a single test. In May 2024, we entered into a partnership with Foundation Medicine, Inc. to develop Foundation Medicine’s tissue-based comprehensive genomic profiling test, FoundationOne®CDx, as a companion diagnostic for rezatapopt. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with current Good Manufacturing Practice, or cGMP, requirements, which impose certain production, manufacturing, procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain compliance with cGMP requirements and other aspects of regulatory compliance.

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

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of biopharmaceuticals has emerged in the United States. The relevant patent laws and their interpretation outside of the United States are also uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our technology or product candidates and could affect the value of such intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell or importing products that infringe our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions and improvements. We cannot guarantee that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may file in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting our products, the methods of use or manufacture of those products. Moreover, even our issued patents do not guarantee us the right to practice our technology in relation to the commercialization of our products. Patent and other intellectual property rights in the pharmaceutical and biotechnology space are evolving and involve many risks and uncertainties. For example, third parties may have, or may obtain, blocking patents of which we are currently unaware that could be used to prevent us from developing or commercializing our product candidates and practicing our proprietary technology. Further, defense of infringement claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties or redesign our products. Doing so may be impossible or require substantial time and monetary expenditure. We may also elect to enter into a license agreement to settle litigation or to resolve disputes prior to litigation. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. Should a license to a third-party patent become necessary, we cannot predict whether we would be able to obtain a license, or if a license were available, whether it would be available on commercially reasonable terms. If such a license is necessary and a license under the applicable patent is unavailable on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed. This scenario could materially adversely affect our business. Even if we obtain a license to third-party intellectual property, we may later decide, or it may later become necessary, to terminate the license. If we do so, we may no longer be free to use the technology protected by the patents no longer under license. Also, if a competitor developed the technology protected by the patents no longer under license, we would not be able to block the competitor’s progress. If the competitor’s product was competitive with ours, then we may suffer economic harm from the competitive product.

The issuance of a patent is not conclusive as to its scope, validity or enforceability and our issued patents may be challenged, invalidated, deemed unenforceable or circumvented. These scenarios could limit our ability to stop competitors from marketing-related products or could limit the term of patent protection that otherwise may exist for our product candidates. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Consequently, we do not know whether any of our product candidates will be protectable or remain protected by enforceable patents. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Moreover, any efforts to enforce our intellectual property rights are likely to be costly and may divert the efforts of our scientific and management personnel. We may also be subject to claims that former employees, collaborators or other third parties have an ownership interest in our patents or other intellectual property. We may also be subject to ownership disputes in the future arising, for example, from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management and employees.

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

We generally file a provisional patent application with the U.S. Patent and Trademark Office, or USPTO, first and then subsequently file a corresponding non-provisional patent application. This process enables us to establish an earlier effective filing date in the subsequently filed non-provisional patent application. To benefit from the earlier effective filing date, we must file a corresponding non-provisional patent application, such as a utility application in the United States or an international application under the Patent Cooperation Treaty, or PCT, within 12 months of the date of the provisional patent application filing. Based on a PCT filing, we may file national and regional patent applications in the United States or foreign jurisdictions, such as the European Union, China, Japan and possibly others. To date, we have not filed for patent protection in all national and regional jurisdictions where such protection may be available, and we may decide to abandon national and regional patent applications before a patent is granted. In addition, the patent grant proceeding for each national or regional patent application that we file is an independent proceeding. As a result, it is possible for a patent application to be granted in one jurisdiction and denied in another jurisdiction, and depending on the jurisdiction, the scope of patent protection may vary. As of January 27, 2026, we owned 11 issued U.S. patents and 53 granted foreign patents relating to methods of use and composition of matter of PMV compounds, including rezatapopt, at least 10 pending U.S. patent applications, and at least 30 pending foreign patent applications, each of which relates to methods of use and composition of matter of PMV compounds. The 11 issued U.S. patents are expected to expire between 2037 and 2043, without taking into account any possible patent term adjustment or extensions.

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

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 1 and Phase 2, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the meetings at the end of the Phase 2 trial to discuss Phase 2 clinical trial results and present plans for the pivotal Phase 3 clinical trials that they believe will support approval of the new drug.

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

After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, such as an additional pivotal Phase 3 trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the sponsor must resubmit the NDA to address all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval. Further, FDA’s “real time” release of newly issued Complete Response Letters associated with withdrawn or abandoned applications, if applicable to any of our product candidates, can materially impact our business and competitive advantage.

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

The Food and Drug Administration Safety and Innovation Act established a category of drugs referred to as “breakthrough therapies” that may be eligible to receive breakthrough therapy designation. A sponsor may seek FDA designation of a product candidate as a “breakthrough therapy” if the product is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same drug if relevant criteria are met. If a product is designated as a breakthrough therapy, the FDA will work to expedite the development and review of such drug.

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

In 2025, FDA initiated the Commissioner's National Priority Voucher (CNPV) pilot program, which provides accelerated review and approval of product candidates that address one of the U.S. national health priorities, such as onshoring drug development/manufacturing to strengthen U.S. domestic capacity, large unmet medical needs, and innovative breakthrough therapies that fundamentally change disease management. Vouchers granted by the CNPV pilot program are nontransferable, can accelerate approval to 1-2 months, and provide enhanced interactions with the FDA review team and agency leadership.

Post-approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There are also continuing, annual program fees for any marketed products. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements, which impose certain production, manufacturing, procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

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

In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. The Consolidated Appropriations Act of 2026, signed into law in February 2026, codified this longstanding FDA interpretation of the Orphan Drug Act, allowing the FDA to approve multiple versions of the same orphan drug for different subindications and subpopulations.

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

In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies, which could lead to uncertainties in the industry. Further, changes in the leadership of the FDA and other federal agencies under the current administration may lead to new policies, changes in the regulations, or disruptions to the operations of federal agencies, any of which may impact our clinical development plans.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures under the current administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, effective April 1, 2013, which will remain in effect through 2032, unless additional Congressional action is taken.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. Specifically, there have been several recent U.S. Presidential executive orders, Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the American Rescue Plan Act of 2021 eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of approved products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of HHS to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the U.S. In November 2025, CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions fOr U.S. Medicaid Model) to introduce the option of most-favored-nation pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. Government agreements with pharmaceutical companies and other measures that use most-favored-nation pricing targets for prescription drugs or that increase generic and biosimilar drug entry sooner than expected can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future, or the pricing of our approved product in the U.S. and in foreign countries. The impact of judicial challenges and future government reform measures on us and the pharmaceutical industry as a whole is unclear.

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

FDA Approval and Regulation of Companion Diagnostics

We expect that our product candidates may require use of a diagnostic to identify appropriate patient populations for our products. These diagnostics, often referred to as companion diagnostics, are medical devices, often in vitro devices, which provide information that is essential for the safe and effective use of a corresponding drug. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import and post-market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance (or decision to grant a De Novo classification request if there is no predicate device), and premarket approval, or PMA approval. In January 2024, FDA announced its plans to reclassify certain high-risk of in vitro diagnostics, including companion diagnostics, as Class II devices. In 2025, FDA issued a proposed rule to reclassify certain class III nucleic acid-based test systems indicated for use with a corresponding approved oncology therapeutic product from class III (premarket approval) into class II (special controls), subject to premarket notification. As such, to the extent we or our collaborators develop a companion diagnostic, it may be regulated as a Class II or Class III medical device, depending on its intended use and technical characteristics, among other factors.

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

PMA process

The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, a PMA application typically requires data regarding analytical and clinical validation studies. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality Management System Regulation, or QMSR, which went into effect in February 2026, replacing the former Quality System Regulation, and imposes elaborate testing, control, documentation and other quality assurance requirements.

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

In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, if FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic device is not approved or cleared for that indication at the same time. The review of in vitro companion diagnostics in conjunction with the review of our therapeutic treatments for cancer will, therefore, likely involve coordination of review by the FDA’s Center for Drug Evaluation and Research and the FDA’s Center for Devices and Radiological Health Office of In Vitro Diagnostics. The guidance also explains that a companion diagnostic device used to make treatment decisions in clinical trials of a drug generally will be considered an investigational device, unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption, or IDE, regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. According to the guidance, if a diagnostic device and a drug are to be studied together to support their respective approvals, both products can be studied in the same investigational study, if the study meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the study plan and subjects, a sponsor may seek to submit an IND alone, or both an IND and an IDE. After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QMSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the United States.

Employees and Human Capital Resources

As of March 6, 2026, we had 54 full-time employees, including 18 employees with Ph.D., M.D. or Pharm.D. degrees. Of these full-time employees, 41 employees are engaged in research and development activities.

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

We are a clinical stage biotechnology company with a limited operating history. We commenced operations in March 2013, and our operations to date have been primarily limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and, more recently, clinical studies, and establishing arrangements with third parties for the manufacture of initial quantities of product candidates. Our lead product candidate, rezatapopt, received authorization to proceed under an IND with the FDA in September 2020 and then received Fast Track designation in October 2020. In the fourth quarter of 2020, we initiated patient dosing in our Phase 1/2 clinical trial of rezatapopt. We announced preliminary results from the Phase 1/2 clinical trial of rezatapopt in June 2022. In October 2023, we announced updated Phase 1 results from the Phase 1/2 clinical trial of rezatapopt, and we dosed our first patient in the pivotal Phase 2 monotherapy portion of the trial in the first quarter of 2024. In September 2025, we announced interim data from the Phase 2 pivotal portion of the PYNNACLE clinical trial, which was updated in October 2025 in a late-breaking oral presentation and poster presentation at the 2025 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics Meeting. In March 2026, rezatapopt was granted ODD from the FDA for the treatment of TP53 Y220C positive ovarian cancer, fallopian tube cancer, and primary peritoneal cancer. We have not demonstrated an ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We have incurred significant net losses in each period since we commenced operations in March 2013. Our net losses were $77.7 million and $58.7 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $446.5 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Additionally, the net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indicator of our future performance.

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

Our ability to become profitable depends upon our ability to generate revenue. We have not received marketing approval for any product candidate, and we have not generated any revenue from any product sales. We do not expect to generate revenue unless or until we successfully complete preclinical and clinical development and obtain regulatory approval of, and then successfully commercialize, at least one product candidate. We announced preliminary results for our Phase 1/2 clinical trial of our lead product candidate, rezatapopt, in June 2022, and announced updated Phase 1 results in October 2023 and announced interim data from the Phase 2 pivotal portion of the PYNNACLE clinical trial, which was updated in October 2025. We are continuing to transition from a company with a research focus to a company capable of supporting clinical development and commercial activities. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. In addition, all of our other product candidates are still in preclinical development and have not been evaluated in humans. We face significant translational risk as our product candidates advance to the clinical stage, and promising results in preclinical studies may not be replicated in clinical trials. All of our current and future product candidates will require preclinical and clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for, rezatapopt, and advance our future product candidates. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory agencies to modify the design of our clinical trials or perform preclinical studies or clinical trials in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

As of December 31, 2025, we had $112.9 million in cash, cash equivalents, and marketable securities. Although we believe that our available cash, cash equivalents, and marketable securities will be sufficient to fund our planned operations until the end of the second quarter of 2027, this belief is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. This belief also does not reflect the possibility that we may not be able to access a portion of our existing cash and cash equivalents due to market conditions. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the United States, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis.

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

The discovery and development of precision medicines for patients with genomically defined cancers is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Further, despite decades of research on p53 as a target for precision medicines, prior product development efforts have been unsuccessful. Although we believe, based on our preclinical work and p53 research generally, that the top ten most frequent, or hotspot, p53 mutations have potential as precision oncology targets, clinical trial results may not confirm this hypothesis or may only confirm it for certain mutations or certain tumor types.

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

Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities outside the United States as medical devices (or in vitro diagnostic devices) and require separate regulatory approval or clearance prior to commercialization. Moreover, the FDA generally requires the contemporaneous approval of companion diagnostics and the associated therapeutic. Changes in the FDA leadership, regulatory actions and other actions under the current administration, including changes in the FDA’s regulation of diagnostic tests, may impact our development of a companion diagnostic for our product candidates and result in delays in regulatory approval.

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
•
legislation or other measures that restrict business, trade, or use of government funding for any product or service rendered by certain companies based in China or Chinese-owned U.S. companies due to national security concerns or geopolitical issues, and our reliance on such Chinese companies, including CROs, contract manufacturing organization, or CMOs, suppliers, and other vendors or contractors based in China. For example, the President recently signed into law the National Defense Authorization Act of 2026, which includes Section 851 regarding “prohibition on contracting with certain biotechnology providers” (“the BIOSECURE Act”), which restricts federal government contracts, grants, and loans from being issued to companies that use biotechnology equipment or services from any designated “biotechnology company of concern,” as part of such companies’ performance of those agreements with the U.S. government. Once fully implemented through issuance of regulations, the BIOSECURE Act may ultimately limit certain U.S. biotechnology companies from using equipment or services produced or provided by Chinese biotechnology companies that meet the designation criteria of the new law, or certain affiliated entities. In addition, even if we do not seek any covered federal government contracts, grants, or loans, commercial partners, government agencies, or other third parties may view our business less favorably if we contract with entities that ultimately become biotechnology companies of concern;
•
regulations or other potentially new measures that arise for national security or geopolitical reasons, including those that would affect the transfer of certain types of data abroad, including China. For example, the Department of Justice issued a final rule which took effect in April 2025 that places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to business partners located in China and other designated countries, or with other specified links to China and other designated countries. These rules also may broadly require us to extract promises from other third-party service providers that they will not transfer data we share with them onward to parties linked to countries of concern;
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

In particular, we are aware of molecules in development that also are being explored for p53 upregulation/activation in various stages of preclinical or clinical development being tested by Jacobio Pharmaceuticals, Changchun GeneScience, Frontier Medicines, and Nutshell Therapeutics, among others.

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

Although we have received orphan drug designation (ODD) for rezatapopt, we may not be able to maintain the benefits associated with ODD, such as orphan drug exclusivity and, even if we do, that exclusivity may not prevent the FDA or other comparable foreign regulatory authorities from approving competing products.

As part of our business strategy, we sought and received ODD for rezatapopt for the treatment of TP53 Y220C positive ovarian cancer, fallopian tube cancer, and primary peritoneal cancer, and we may seek ODD for any eligible product candidates we develop in the future. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing and making available the drug will be recovered from sales in the United States. Our target indications may include diseases with large patient populations or may include orphan indications. However, there can be no assurances that we will be able to obtain orphan designations for our product candidates.

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

Further, in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease. However, on January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. The Consolidated Appropriations Act of 2026, signed into law in February 2026, codified this longstanding FDA interpretation of the Orphan Drug Act, allowing the FDA to approve multiple versions of the same orphan drug for different subindications and subpopulations.

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

In addition, the FDA and other regulatory authorities may change their policies, issue additional regulations or revise existing regulations, or take other actions, such as those implemented by the Department of Government Efficiency, which may prevent or delay approval of our future products under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may have obtained. In view of the Loper Bright Enterprises v. Raimondo decision, this landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies. Additionally, changes in the leadership of the FDA and other federal agencies under the current administration may also lead to new policies and changes in the regulations and operations of the FDA, which may impact our clinical development plans.

Changes in funding or disruptions at the FDA, the SEC and other government agencies caused by funding shortages or global health concerns, government shutdown, or a lapse of U.S. government appropriations could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. Changes in the leadership of the FDA and other federal agencies under the current administration, including return-to-office policy, hiring freeze, layoffs, government shutdown, or a lapse of U.S. government appropriations may also lead to changes in the operations of the FDA, which may have a material impact on the industry. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. The U.S. Supreme Court’s overturn of the Chevron doctrine in Loper Bright Enterprises v. Raimondo may invite various stakeholders to bring lawsuits against the FDA and other federal agencies to challenge longstanding decisions and policies, which could lead to uncertainty in the industry. Further, changes to the leadership of the FDA and other federal agencies under the current administration may result in changes in agencies’ funding, operations, and policies, which may impact our clinical development plans and timelines. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. FDA’s “real-time” release of newly issued Complete Response Letters associated with withdrawn or abandoned applications, if applicable to any of our product candidates, can materially impact our competitive advantage and intellectual property. To the extent any current or future executive or legislative actions impose significant changes in or burdens on, or otherwise materially delay, FDA’s ability to engage in routine oversight activities, such as implementing regulations through rulemaking, issuance of guidance, and agency review and approval of marketing applications on a timely basis, our business and clinical development plans could be negatively impacted. If we, as well as our contractors, are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or are not able to maintain regulatory compliance, we may be delayed in obtaining regulatory approval, lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the current administration will impact the ACA and our business.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, for example, the American Rescue Plan Act of 2021 eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, CMS selected 10 high-cost Medicare Part D drugs in 2023 and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act of 2022 are unconstitutional. The impact of these judicial challenges, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the current administration us and the pharmaceutical industry as a whole is unclear.

Further, the current administration has issued executive orders focused on decreasing prescription drug prices. Government contracts with pharmaceutical companies and other government measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or that increase generic and biosimilar drug entry sooner than expected, can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the United States. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

Further, national security concerns or changing geopolitical tensions could spur regulations that limit our ability to transfer certain types of data abroad. For example, the Department of Justice issued a final rule which took effect in April 2025 that places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to business partners located in China and other designated countries, or with other specified links to China and other designated countries. These rules also may broadly require us to extract promises from other third-party service providers that they will not transfer data we share with them onward to parties linked to countries of concern.

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

We may be subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, foreign investment and other trade laws and regulations. We can face serious consequences for violations.

Among other matters, we may be subject to U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, foreign investment and other trade laws and regulations, which are collectively referred to as Trade Laws. Anti-bribery and anti-corruption laws prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector.

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

Our products candidates and technology, in some cases, may be subject to export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce, and our product candidates, technology, and activities are subject to trade and economic sanctions, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC. As such, licenses and notices may be required to export, import or re-export our product candidates or technology to certain countries and end users and for certain end uses. The process for obtaining necessary licenses and making required notices may be time-consuming or unsuccessful, potentially causing delays in sales or losses of sales opportunities. Export controls and sanctions are complex and dynamic regimes and monitoring and ensuring compliance can be challenging. Any failure to comply with these regimes could subject us to both civil and criminal penalties, including substantial fines, possible incarceration of responsible individuals for willful violations, possible loss of our export or import privileges, and reputational harm. In addition, investigating or defending against any such allegations, actions or investigations will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

We also may be subject to review under U.S. or other national-security or foreign-investment laws and regulations when foreign persons invest in us or when we engage in certain cross-border transactions. Such review may delay or prevent proposed investments or transactions, impose material conditions or require divestiture, and failure to comply with or to obtain required clearance could have a material adverse effect on our business, financial condition and results of operations.

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

As of March 6, 2026, we had 54 full-time employees, including 41 employees engaged in research and development activities. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

As of December 31, 2025, we had federal and state net operating loss, or NOL, carryforwards of $290.0 million and $109.3 million, respectively, and federal and state research and development credit carryforwards of approximately $14.1 million and $2.0 million, respectively. Our federal NOLs generated in tax years beginning before January 1, 2018 are only permitted to be carried forward for 20 taxable years, and therefore could expire unused. Under the Tax Cuts and Jobs Act of 2017, or TCJA, as modified by the Coronavirus Aid, Relief, and Economic Stability Act, our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of federal NOLs generated in tax years beginning after December 31, 2017 is limited to 80% of current year taxable income. Our federal NOL carryforwards will begin to expire in 2033, and our federal research and development credit carryforwards will begin to expire in 2034, if not fully utilized. Some of our state NOL carryforwards and state credit carryforwards may also expire unused.

In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a cumulative change (by value) in the corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change taxable income or tax liabilities may be limited. Similar rules or other limitations may apply under state tax laws. We have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. At this time, we have not conducted any studies to determine the annual limitations, if any, that resulted from such an ownership change. Our ability to utilize our NOLs and certain other tax attributes could be limited by an ownership change as described above and consequently, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations. There is also a risk that due to federal or state regulatory changes, such as suspensions on the use of NOLs, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.

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

We currently contract certain product development and manufacturing operations to third parties outside the United States, including in China, and we expect to continue to use such third-party manufacturers for such product candidates. Any disruption in production or inability of our manufacturers in China to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidates. Furthermore, since these manufacturers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. For example, a trade war could lead to tariffs on the chemical intermediates and active pharmaceuticals ingredients we use that are manufactured in China. Beginning in February 2025, the United States imposed an additional 10-20% tariff on most imports from China. Since April 2025, the United States and China have imposed significant additional reciprocal tariffs of 10-125% on a large proportion of imports from the respective trading partner; though currently these reciprocal tariffs are limited to 10% through November 2026, both countries may continue to pursue new and/or retaliatory tariff and trade policies as bilateral trade negotiations progress. Moreover, the United States also implemented additional reciprocal tariffs of 10% on the import of a large proportion of imports from most U.S. trading partners beginning in April 2025, and which increased to elevated, country-specific rates for certain trading partners beginning in August 2025. Although certain products have been exempted from some of these reciprocal tariffs, including many pharmaceutical products, these policies are subject to change. In addition, the United States initiated an investigation into pharmaceuticals and pharmaceutical products in April 2025, the results of which could result in additional tariffs on pharmaceutical and pharmaceutical products under authorities provided in Section 232 of the Trade Expansion Act of 1962; whether, when, which products, and at what level such items may become subject to these additional tariffs is uncertain. Though announcements in September 2025 indicated that a 100% Section 232 tariff on branded or patented pharmaceutical products would be forthcoming, with a possible exemption for manufacturers who have broken ground or begun construction on U.S. manufacturing facilities, this policy has not been formalized in an executive action and details and timing are currently unclear. These and other changes in tariffs and trade policies of the United States or its trading partners may affect our products or our customers, and could materially adversely affect our business, financial condition and results of operations. Any recall of the manufacturing lots or similar action regarding our product candidates used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currency in China. Future appreciation of the local currency could increase our costs. In addition, our labor costs could continue to rise as wage rates increase due to increased demand for skilled laborers and the availability of skilled labor declines in China.

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
•
general economic, political, industry and market conditions, including the Ukraine-Russia war and the conflict in the Middle East, the impact of other disruptions resulting from public health epidemics, macroeconomic events such as future changes in trade regulations, tariff structures, global supply chain challenges, elevated inflation and interest rates and monetary policy changes (including the impact of changes to U.S. federal income tax law), instability in the global banking system; and
•
other events or factors, many of which are beyond our control.

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

Item 2. Properties.

Our corporate headquarters is located at 400 Alexander Park Drive, Suite 301, Princeton, New Jersey 08540, where we sublease 14,201 square feet of office space. This lease term extends through February 2027.

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

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. As of March 6, 2026, we were not a party to any legal matters or claims that, in the opinion of management, are likely to have a material effect on our business. In the future, we may become party to legal matters and claims in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows. Regardless of outcome, litigation, or other legal proceedings can have an adverse impact on us because of legal fees and settlement costs, diversion of management resources, and other factors.

Item 4. Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “PMVP” since September 25, 2020. Prior to that date there was no public trading market for our common stock.

Holders

As of March 6, 2026, there were approximately 6 holders of record of our common stock. We believe the actual number of stockholders is greater than this number of record holders. The approximate number of holders includes holders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include holders whose share may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the fiscal year ended December 31, 2025.

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

A discussion of our financial performance for the year ended December 31, 2025 as compared to the year ended December 31, 2024 appears below under the captions “Results of Operations” and “Liquidity and Capital Resources.” A discussion of our financial performance for the year ended December 31, 2024 compared to the year ended December 31, 2023 can be found in our Annual Report filed on Form 10-K, in the “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the same captions, filed with the SEC on March 3, 2025, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at ir.pmvpharma.com/financial-information/sec-filings. These website addresses are intended to be inactive, textual references only. None of the materials on, or accessible through, these websites are part of this report or are incorporated by reference herein.

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

Since our formation in March 2013, we have devoted substantially all of our time and efforts to performing research and development activities and raising capital. We are not profitable and have incurred losses in each year since our inception. Our net losses were $78.0 million, $58.7 million, and $69.0 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $446.7 million. We do not currently have any product candidates approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We initiated a Phase 1/2 clinical trial, PYNNACLE, in October 2020 for our lead product candidate, rezatapopt. Our strategy is to seek approval under an accelerated pathway, and we believe the Phase 2 portion of the PYNNACLE clinical trial has the potential to serve as a pivotal study. In October 2020, we were granted FDA Fast Track designation of rezatapopt for the treatment of patients with locally advanced or metastatic solid tumors that have a p53 Y220C mutation. In July 2023, we met with the FDA at an End of Phase 1 meeting where alignment was obtained on the recommended Phase 2 dose and key elements of the single arm, Phase 2 registrational portion of the PYNNACLE study. In October 2023, we presented our updated Phase 1 clinical data for rezatapopt at the 2023 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics Annual Meeting. We dosed our first patient in the pivotal Phase 2 monotherapy portion of the PYNNACLE study in the first quarter of 2024. In September 2025, we announced interim data from the Phase 2 pivotal portion of the PYNNACLE clinical trial, which was updated in October 2025 in a late-breaking oral presentation and poster presentation at the 2025 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics Meeting. In March 2026, rezatapopt was granted ODD from the FDA for the treatment of TP53 Y220C positive ovarian cancer, fallopian tube cancer, and primary peritoneal cancer. We plan to submit a New Drug Application, or NDA, for the treatment of patients with platinum-resistant/refractory ovarian cancer harboring a TP53 Y220C mutation to the FDA for rezatapopt in the first quarter of 2027.

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

We do not allocate our costs by product candidate or development program, as a significant amount of research and development expenses include compensation costs, materials, supplies, depreciation on and maintenance of research equipment, and the cost of services provided by outside contractors, which are not tracked by product candidate or development program. In particular, with respect to internal costs, several of our departments support multiple product candidate research and development programs, and therefore the costs cannot be allocated to a particular product candidate or development program. Substantially all of our research and development costs are associated with our lead product candidate, rezatapopt. We initiated our Phase 1/2 PYNNACLE clinical trial in October 2020, and on that date, we were granted FDA Fast Track designation of rezatapopt for the treatment of patients with locally advanced or metastatic solid tumors that have a p53 Y220C mutation. In October 2023, we presented our updated Phase 1 clinical data for rezatapopt at the 2023 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics Meeting. In September 2025, we announced interim data from the Phase 2 pivotal portion of the PYNNACLE clinical trial, which was updated in October 2025 in a late-breaking oral presentation and poster presentation at the 2025 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics Meeting. In March 2026, rezatapopt was granted ODD from the FDA for the treatment of TP53 Y220C positive ovarian cancer, fallopian tube cancer, and primary peritoneal cancer. We plan to submit an NDA for the treatment of patients with platinum-resistant/refractory ovarian cancer harboring a TP53 Y220C mutation to the FDA for rezatapopt in the first quarter of 2027.

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

Interest Income, Net

Interest income, net, primarily consists of interest income from our interest-bearing cash, cash equivalents, and marketable securities, and interest costs related to accretion and amortization of discounts and premiums on marketable securities.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations (in thousands):

	Year Ended
	December 31,
Statement of operations data:	2025	2024	Change
Operating expenses:
Research and development	$69,877	$58,527	$11,350
General and administrative	16,329	26,921	(10,592)
Total operating expenses	86,206	85,448	758
Loss from operations	(86,206)	(85,448)	(758)
Other income (expense):
Interest income, net	6,337	10,655	(4,318)
Other income (expense), net	(45)	(16)	(29)
Total other income (expense)	6,292	10,639	(4,347)
Loss before (benefit) provision for income taxes	(79,914)	(74,809)	(5,105)
(Benefit) provision for income taxes	(2,172)	(16,100)	13,928
Net loss	$(77,742)	$(58,709)	$(19,033)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Year Ended
	December 31,
Statement of operations data:	2025	2024	Change
Research	$5,232	$5,914	$(682)
Development	48,370	35,295	13,075
Personnel related	13,668	13,662	6
Stock-based compensation	2,607	3,656	(1,049)
Total	$69,877	$58,527	$11,350

Research and development expenses were $69.9 million for the year ended December 31, 2025, compared to $58.5 million for the year ended December 31, 2024. The increase of $11.4 million was primarily due to the following:

•
$13.1 million increase in development and personnel related expenses, largely driven by increased CRO costs for advancing our lead product candidate, rezatapopt, through the Phase 2 clinical trial; offset by
•
$0.7 million decrease in research related costs driven by decreased pre-clinical CRO costs; and
•
$1.0 million decrease for stock-based compensation.

General and Administrative Expenses

General and administrative expenses were $16.3 million for the year ended December 31, 2025, compared to $26.9 million for the year ended December 31, 2024. The decrease of $10.6 million was primarily due to the following:

•
$7.7 million decrease in facility related costs due to the termination of our lease for our prior headquarters located at One Research Way in Princeton, New Jersey; and
•
$0.4 million decrease in general and administrative consulting costs, $0.1 million decrease in director and officer insurance fees, and $2.4 million decrease in expenses for personnel related costs and stock-based compensation.

Interest Income, Net

Interest income, net, primarily consists of interest income from our interest-bearing cash, cash equivalents, and marketable securities and interest costs related to amortization of premiums and discounts on marketable securities. Interest income, net was $6.4 million for the year ended December 31, 2025, compared to $10.7 million for the year ended December 31, 2024. The decrease of $4.3 million was primarily due to the amount of, and reduction of interest rates with respect to, our cash investments in marketable securities and U.S. treasuries.

Liquidity and Capital Resources

Our financial condition is summarized as follows (in thousands):

	As of December 31,
	2025	2024	Change
Financial assets:
Cash and cash equivalents	$37,983	$40,876	$(2,893)
Marketable securities – current	74,960	128,578	(53,618)
Marketable securities – noncurrent	—	13,843	(13,843)
Total financial assets	$112,943	$183,297	$(70,354)

Working capital:
Current assets	$115,227	$175,658	$(60,431)
Current liabilities	11,415	14,370	(2,955)
Total working capital	$103,812	$161,288	$(57,476)

Sources of Liquidity

Since our inception, we have not generated any revenue from any product sales or any other sources and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. As of December 31, 2025, we had cash, cash equivalents, and marketable securities of $112.9 million and an accumulated deficit of $446.5 million. We have financed our operations primarily through issuance and sales of our equity securities.

On November 20, 2024 we filed a shelf registration statement on Form S-3 (File No. 333-283349) with the SEC and a prospectus supplement, which registered the offering, issuance and sale of up to $200,000,000 of various equity and debt securities and up to $113.8 million of common stock pursuant to an at-the-market equity offering program with Jefferies LLC, dated October 4, 2021, or the ATM Program. The SEC declared the registration statement effective on November 27, 2024. During the year ending December 31, 2025, we did not sell any shares of our common stock pursuant to the ATM Program. As of December 31, 2025, we had approximately $113.8 million remaining in gross proceeds available for future issuances of common stock under the ATM Program.

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

In September 2024, we signed two subleases, one for 14,201 square feet of office space at 400 Alexander Park Drive, Suite 301, in Princeton, New Jersey, to be used as our new headquarters, or the 400 Alexander Sublease, and the other for 3,205 square feet of office and laboratory space at 311 Pennington Rocky Hill in Hopewell, New Jersey, to be used for our new laboratory space, or the 311 Pennington Sublease. The 400 Alexander Sublease term extends until February 2027, and the 311 Pennington Sublease term extends until December 2029 and has a three-year extension option. Amounts related to future lease payments for 311 Pennington Sublease as of December 31, 2025, totaled $0.6 million with $0.1 million to be paid within the next 12 months. Amounts related to future lease payments for 400 Alexander Sublease as of December 31, 2025, totaled $0.4 million with $0.3 million to be paid within the next 12 months.

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

Due to our significant research and development expenditures, we have generated substantial operating losses in each period since inception. We have incurred an accumulated deficit of $446.5 million through December 31, 2025. We expect to incur substantial additional losses in the future. Our cash operating expenditures were $73.6 million in 2025 and $51.3 million in 2024. Based on our research and development plans, we expect that our cash, cash equivalents, and marketable securities balances as of December 31, 2025 will be sufficient to fund our planned operations until the end of the second quarter of 2027.

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

Cash Flows

The following table summarizes our cash flows for the period indicated (in thousands):

	Year Ended
	December 31,
	2025	2024	2023
Cash used in operating activities	$(73,577)	$(51,282)	$(55,657)
Cash provided by (used in) investing activities	70,172	53,352	(50,545)
Cash provided by (used in) financing activities	505	313	35,577
Impact of exchange rates on cash, cash equivalents, and restricted cash	7	(35)	34
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(2,893)	$2,348	$(70,591)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2025, was $73.6 million, which consisted primarily of net loss of $77.7 million decreased by non-cash charges of $3.3 million and increased by a net change of $0.9 million in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $5.9 million; offset by accretion of discounts on marketable securities of $2.8 million. The change in our net operating assets and liabilities was primarily due to a decrease in other assets and an increase in accrued expenses.

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

Investing Activities

Our investing activities provided $70.2 million of cash during the year ended December 31, 2025, which consisted primarily of maturities of marketable securities of $158 million, offset by purchases of marketable securities of $88.2 million.

Our investing activities provided $53.4 million of cash during the year ended December 31, 2024, which consisted primarily of maturities of marketable securities of $202 million, offset by purchases of marketable securities of $148.3 million, along with purchase of property and equipment of $0.7 million.

Financing Activities

Our financing activities provided $0.5 million of cash during the year ended December 31, 2025 which consisted of $0.5 million of proceeds from the exercise of stock options and issuance of common stock under the 2020 ESPP.

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

We believe that the accounting policies described below involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of our operations. The following summary should be read in conjunction with Note 2 of the notes to our audited consolidated financial statements for the year ended December 31, 2025 included elsewhere in this Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 of the notes to our audited consolidated financial statements for the year ended December 31, 2025 included elsewhere in this Annual Report on Form 10-K.

Item 7A. Reserved.

Item 8. Consolidated Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PMV Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PMV Pharmaceuticals, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

As disclosed in Note 2 to the consolidated financial statements, the Company is required to estimate research and development expenses from its obligations under contracts and purchase orders with vendors, clinical research organizations, clinical manufacturing organizations and others and for clinical site agreements at each balance sheet date. The Company recorded accrued expenses for the research and development expenses, which are included in accrued expenses on the December 31, 2025 consolidated balance sheet, and prepaid research and development expenses, which are included in prepaid expenses and other current assets on the December 31, 2025 consolidated balance sheet. The amounts recorded for accrued research and development expenses and for the prepaid research and development expenses, within the aforementioned balance sheet captions, represent the Company’s estimate of the unpaid and prepaid research and development expenses based on the progress of the research and development services compared to the amounts paid for those services through December 31, 2025.

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

How We Addressed the Matter in Our Audit

To test the research and development accruals and prepaid expenses, our audit procedures included, among others, reviewing a sample of agreements with the service providers to corroborate key financial and contractual terms, and testing the accuracy and completeness of the underlying data used in the accrual and prepaid expense computations. We also evaluated management’s estimates of the progress of a sample of research and development activities by making inquiries of the Company’s operations personnel that oversee the external research and development activities and obtaining information directly from the Company’s clinical research organization. To evaluate the completeness of the accruals, we also examined subsequent invoices from the service providers and cash disbursements to the service providers, to the extent such invoices were received, or payments were made prior to the date that the consolidated financial statements were issued.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Philadelphia, Pennsylvania

March 6, 2026

PMV Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$37,983	$40,876
Marketable securities, current	74,960	128,578
Prepaid expenses and other current assets	2,284	6,204
Total current assets	115,227	175,658
Property and equipment, net	237	409
Marketable securities, noncurrent	—	13,843
Right-of-use assets	801	1,143
Other assets	297	235
Total assets	$116,562	$191,288
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,155	$6,579
Accrued expenses	7,857	7,439
Operating lease liabilities, current	403	352
Total current liabilities	11,415	14,370
Operating lease liabilities, noncurrent	435	838
Total liabilities	11,850	15,208
Commitments and contingencies (see Note 6)
Stockholders’ equity:
Preferred stock, $0.00001 par value, 5,000,000 shares authorized as of December 31, 2025 and December 31, 2024. No shares issued or outstanding as of December 31, 2025 and December 31, 2024.	—	—
Common stock, $0.00001 par value, 1,000,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 53,331,766 and 51,935,134 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively.	—	—
Additional paid-in capital	551,082	544,653
Accumulated deficit	(446,454)	(368,712)
Accumulated other comprehensive income	84	139
Total stockholders’ equity	104,712	176,080
Total liabilities and stockholders’ equity	$116,562	$191,288

The accompanying notes are an integral part of these consolidated financial statements.

PMV Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Years ended December 31,
	2025	2024	2023
Operating expenses:
Research and development	$69,877	$58,527	$55,885
General and administrative	16,329	26,921	24,247
Total operating expenses	86,206	85,448	80,132
Loss from operations	(86,206)	(85,448)	(80,132)
Other income:
Interest income, net	6,337	10,655	11,171
Other (expense) income, net	(45)	(16)	3
Total other income	6,292	10,639	11,174
Loss before provision (benefit) for income taxes	(79,914)	(74,809)	(68,958)
Provision (benefit) for income taxes	(2,172)	(16,100)	2
Net loss	(77,742)	(58,709)	(68,960)
Unrealized (loss) gain on available for sale investments, net of tax	(63)	(50)	635
Foreign currency translation (loss) gain	8	(35)	34
Total other comprehensive (loss) income	(55)	(85)	669
Total Comprehensive loss	$(77,797)	$(58,794)	$(68,291)
Net loss per share -- basic and diluted	$(1.48)	$(1.14)	$(1.44)
Weighted-average common shares outstanding	52,541,613	51,578,807	48,014,645

The accompanying notes are an integral part of these consolidated financial statements.

PMV Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2022	45,771,332	$—	$487,516	$(445)	$(241,043)	$246,028
Exercise of stock options and common stock issued under the 2020 ESPP	525,084	—	456	—	—	456
Issuance of common stock, net of issuance costs	5,149,446		35,121			35,121
Stock-based compensation expense	—	—	12,375	—	—	12,375
Net loss	—	—		—	(68,960)	(68,960)
Unrealized gain on investments	—	—	—	635	—	635
Foreign currency translation gain	—	—	—	34	—	34
Balance at December 31, 2023	51,445,862	$—	$535,468	$224	$(310,003)	$225,689
Exercise of stock options, common stock issued under the 2020 ESPP, and release of vested restricted stock units	489,272	—	313	—	—	313
Stock-based compensation expense	—	—	8,872	—	—	8,872
Net loss	—	—	—	—	(58,709)	(58,709)
Unrealized loss on investments	—	—	—	(50)		(50)
Foreign currency translation loss	—	—	—	(35)		(35)
Balance at December 31, 2024	51,935,134	$—	$544,653	$139	$(368,712)	$176,080
Exercise of stock options, common stock issued under the 2020 ESPP, and release of vested restricted stock units	1,396,632	—	505	—	—	505
Stock-based compensation expense	—	—	5,924	—	—	5,924
Net loss	—	—	—	—	(77,742)	(77,742)
Unrealized loss on investments on available for sale investments	—	—	—	(63)	—	(63)
Foreign currency translation gain	—	—	—	8		8
Balance at December 31, 2025	53,331,766	$—	$551,082	$84	$(446,454)	$104,712

The accompanying notes are an integral part of these consolidated financial statements.

PMV Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(77,742)	$(58,709)	$(68,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,924	8,872	12,375
Depreciation	133	1,144	1,257
Accretion of discounts on marketable securities	(2,771)	(5,371)	(5,386)
Non-cash lease income	(10)	(248)	(370)
Loss on termination of lease, net	—	4,604	—
Loss on sales and disposals of fixed assets, net	37	62	—
Other, net	(62)	(44)	—
Change in operating assets and liabilities:
Prepaid expenses and other assets	3,920	(2,674)	1,723
Operating lease right-of-use assets and liabilities	—	241	837
Accounts payable	(3,424)	3,342	235
Accrued expenses	418	(2,501)	2,632
Net cash used in operating activities	(73,577)	(51,282)	(55,657)
Cash flows from investing activities:
Purchases of property and equipment	(29)	(655)	(962)
Proceeds from sale of property and equipment	31	251	—
Purchases of marketable securities	(88,203)	(148,286)	(220,539)
Maturities of marketable securities	158,373	202,042	170,956
Net cash provided by investing activities	70,172	53,352	(50,545)
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	—	—	35,121
Proceeds from the exercise of stock options and common stock issued under the 2020 EIP	505	313	456
Net cash provided by financing activities	505	313	35,577
Impact of exchange rates on cash, cash equivalents, and restricted cash	7	(35)	34
Net (decrease) increase in cash and cash equivalents	(2,893)	2,348	(70,591)
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash - beginning of period	40,876	38,528	109,119
Cash, cash equivalents, and restricted cash - end of period	$37,983	$40,876	38,528
Supplemental disclosures of noncash investing activities
Accrued purchases of property and equipment	$—	$—	$6

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

The Company has incurred net losses and negative cash flows from operations since its inception. During the year ended December 31, 2025, the Company incurred a net loss of $77,742 and used $73,577 of cash for operations. As of December 31, 2025, the Company had an accumulated deficit of $446,454. Cash, cash equivalents, and marketable securities were $112,943 as of December 31, 2025. Management expects to incur substantial additional operating losses for the next several years and may need to obtain additional debt or equity financings in order to complete development of its products, obtain regulatory approvals, launch and commercialize its products and continue research and development programs. The Company believes it has adequate cash, cash equivalents, and marketable securities to operate for the next 12 months from the date of issuance of these consolidated financial statements.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances.

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

The Company’s marketable debt securities have been classified and accounted for as available-for-sale. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term. The Company’s marketable debt securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive loss in stockholders’ equity. Premiums and discounts on marketable debt securities are amortized into earnings over the life of the security and recorded on the interest income, net line of the income statement. For the years ended December 31, 2025, 2024, and 2023, the Company recorded $2,771 of accretion, $5,371 of accretion, and $5,386 of accretion, respectively.

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

Net Loss per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the years ended December 31, 2025 and 2024. Diluted net income (loss) per share is computed by dividing the diluted net income (loss) by the weighted average number of shares of common stock, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and unvested restricted common stock, as determined using the treasury stock method. For periods in which the Company has reported net losses, diluted net loss per share is the same as basic net loss per share, since dilutive shares of common stock are not assumed to have been issued if their effect is antidilutive.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and law that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company evaluates annually the realizability of the deferred tax assets by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. In 2025 and 2024, the Company recorded a full valuation allowance for the deferred tax assets based on the historical loss and the uncertainty regarding the ability to project future taxable income. In future periods if the Company is able to generate income, the Company may reduce or eliminate the valuation allowance.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance enhances income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This guidance requires disclosure of specific categories in the effective tax rate reconciliation and additional information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires disaggregating income taxes paid (net of refunds received) by federal, state, and foreign taxes. It also requires disaggregating individual jurisdictions in which income taxes paid (net of refunds received) are equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amended guidance is effective for annual periods beginning after December 15, 2024. We adopted this guidance prospectively for the annual period ending December 31, 2025. For additional information, see “Note 9 — Income Taxes.”

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. This amended guidance requires disaggregation of specific expense categories in the notes to the financial statements and a qualitative description of the remaining expense amounts not separately disaggregated. This standard becomes effective for reporting companies with annual reporting periods beginning after December 15, 2026, and requires prospective application with an option to apply it retrospectively. The Company anticipates adopting this standard in its Annual Report on Form 10-K for the year ending December 31, 2027. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-07 (“ASU 2025-07”), Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606). The guidance refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting. The guidance also provides clarification under Topic 606 for share-based payments from a customer in a revenue contract. The amendments in ASU 2025-07 are effective for fiscal years beginning after December 15, 2026, and interim reporting periods, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

3. Financial Instruments and Fair Value Measurements

The Company’s financial instruments consist of money market funds, U.S. government debt securities and corporate debt securities. Cash and cash equivalents includes money market funds and certain corporate securities, which are measured at fair value on a recurring basis using quoted prices and are classified as Level 1. Marketable securities are measured at fair value based on inputs other than quoted prices that are derived from observable market data and are classified as Level 2 inputs, except for investments in U.S. treasury securities which are classified as Level 1. There were no Level 3 assets or liabilities at December 31, 2025 or 2024.

The following tables show the Company’s cash equivalents and available-for-sale securities’ carrying amounts and fair values as of December 31, 2025 and 2024:

	As of December 31, 2025 (in thousands)
	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Quoted priced in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Money market funds	$29,909	$—	$—	$29,909	$29,909	$—	$—
Corporate securities	30,636	12	(4)	30,644	—	30,644	—
Government securities	52,229	68	—	52,297	52,297	—	—
Total financial assets	$112,774	$80	$(4)	$112,850	$82,206	$30,644	$—

	As of December 31, 2024 (in thousands)
	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Quoted Priced in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Money market funds	$40,790	$—	$—	$40,790	$40,790	$—	$—
Corporate securities	32,941	34	(26)	32,949	2,148	30,801	—
Government securities	109,341	153	(22)	109,472	73,339	36,133	—
Total financial assets	$183,072	$187	$(48)	$183,211	$116,277	$66,934	$—

Cash and Cash Equivalents – As of December 31, 2025, the Company had aggregate cash and cash equivalents of $37,983, including cash equivalents of $37,890 consisting of $29,909 of money market funds and $7,981 of corporate securities. As of December 31, 2024, the Company had aggregate cash and cash equivalents of $40,876, including cash equivalents of $40,790, consisting of money market funds and government securities.

Marketable Securities – Marketable securities of $74,960 as of December 31, 2025, consisted of corporate debt securities of $22,663 and government debt securities of $52,298. There were $74,960 current marketable securities and no noncurrent marketable securities as of December 31, 2025. Marketable securities of $142,421 as of

December 31, 2024, consisted of corporate debt securities of $32,949 and government debt securities of $109,472. There were $128,578 current marketable securities and $13,843 noncurrent marketable securities as of December 31, 2024.

As of December 31, 2025 and 2024, aggregated gross unrealized losses of available-for-sale investments were not material, and accordingly, no allowance for credit losses was recorded.

4. Property and Equipment, Net

	December 31,
(in thousands)	2025	2024
Machinery & equipment	$1,447	$1,782
Computers	13	13
Furniture & fixtures	23	23
Leasehold improvements	81	51
Total property and equipment	1,564	1,869
Less: Accumulated depreciation	(1,327)	(1,460)
Property and equipment, net	$237	$409

The Company terminated a lease in 2024 resulting in an abandonment and write-off of the leasehold improvements of $9,454. Refer to Note 6 for more details on the lease termination. Depreciation expense for the years ended December 31, 2025, 2024, and 2023 was $133, $1,144, and $1,257, respectively.

5. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
(in thousands)	2025	2024
Accrued compensation	$4,532	$5,005
Accrued research and development costs	3,130	2,177
Accrued legal and professional services	195	257
Total	$7,857	$7,439

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

Pursuant to the Termination Agreement, and subject to the Contingency, the Company agreed to surrender the Premises and paid a total termination fee of approximately $1,420, consisting of (i) a cash payment in the amount of approximately $798 and (ii) a release of a security deposit from the Company’s existing letter of credit in the amount of approximately $622. The transaction was accounted for as an immediate termination of an operating lease before the expiration of the lease term in accordance with ASC 842. The Company derecognized the lease-related asset and liability resulting in a gain of $4,850. Since the termination fee of $1,420 was not already included in the lease payments, the termination fee was recognized as a loss on termination of the lease. Further, the Company abandoned and wrote-off all the related leasehold improvements totaling $9,454 held at the Premises. This net activity totaling $6,024 was recorded as a loss within General and Administrative expense in the Statement of Operations for the year ended December 31, 2024. As of December 31, 2025 and 2024, respectively, the Company has no commitments or contingencies related to the Lease.

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

The components of lease cost for the years ended December 31, 2025, 2024, and 2023 are as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Operating lease cost	$471	$1,194	$1,913
Variable lease cost	73	517	914
Total lease cost	$544	$1,711	$2,827

Amounts reported in the balance sheet for leases where the Company is the lessee as of December 31, 2025, and 2024, were as follows:

	As of December 31,
Operating Leases (in thousands):	2025	2024
Right-of-use assets, operating leases	$801	$1,143

Operating lease liabilities, current	$403	$352
Operating lease liabilities, non-current	435	838
Total operating lease liabilities	$838	$1,190

Weighted-average remaining lease term (years)	2.76	3.47
Weighted-average discount rate	13.70%	13.70%

Other information related to leases for the years ended December 31, 2025, 2024, and 2023, respectively, were as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net cash paid for amounts included in the measurement of lease liabilities	$480	$1,202	$1,447
Leased assets (derecognized) in exchange for new or modified operating lease liabilities	—	(11,524)	—

Future minimum lease payments, net of reimbursements, remaining as of December 31, 2025, under operating leases by fiscal year were as follows:

Fiscal year	(in thousands)
2026	$483
2027	205
2028	152
2029	155
Thereafter	—
Total minimum lease payments	$995
Less: Amounts representing imputed interest	(157)
Present value of lease liabilities	$838

Rent expense recorded for the years ended December 31, 2025, 2024, and 2023, were $471, $1,194, and $1,913 respectively.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when future expenditures are probable and such expenditures can be reasonably estimated.

7. Stockholders’ Equity

The Company is authorized to issue up to 1,000,000,000 shares of common stock with a par value of $0.00001 per share, and 5,000,000 shares of preferred stock with a par value of $0.00001 per share. As of December 31, 2025 and 2024, there were 53,331,766 and 51,935,134 shares of common stock issued and outstanding, respectively.

Common stockholders are entitled to receive dividends if and when declared by the board of directors subject to the rights of any preferred stockholders. As of December 31, 2025, no dividends on common stock had been declared by the Company.

As of December 31, 2025 and 2024, the Company had reserved shares of common stock for issuance as follows:

	December 31,
	2025	2024
Options issued and outstanding	11,990,688	8,653,913
Shares available for future stock option and RSU grants	4,338,125	5,321,104
Shares available for employee stock purchase plan	1,162,196	1,408,321
Total	17,491,009	15,383,338

ATM Program

On October 4, 2021, the Company entered into an at-the-market offering program (the “ATM Program”) pursuant to which, the Company may offer and sell shares of its common stock having aggregate gross sales proceeds of up to $150.0 million from time to time. During the year ended December 31, 2025, the Company did not sell any shares of its common stock under the ATM Program. As of December 31, 2025, the Company had approximately $113.8 million remaining in gross proceeds available for future issuances of common stock under the ATM Program.

8. Stock Plan

2020 Equity Incentive Plan

The 2020 Equity Incentive Plan (the “2020 Plan”) was approved by the Company’s board of directors on September 24, 2020. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares of common stock initially reserved for issuance under the 2020 Plan was 4,406,374, which shall be increased, upon approval by the Company’s board of directors, on January 1, 2021 and each January 1 thereafter, in an amount equal to the least of (i) 4,406,374 shares of common stock, (ii) five percent (5%) of the outstanding common stock on the immediately preceding December 31, or (iii) such number of common stock determined by the board of directors no later than the immediately preceding December 31. For 2022, the board’s compensation committee, as the 2020 Plan administrator, exercised its discretion under clause (iii) to increase the number of shares of common stock reserved for issuance under the 2020 Plan by a lesser amount of 1,363,084 shares, effective as of January 1, 2022. For 2023, the board’s compensation committee, as the 2020 Plan administrator, exercised its discretion under clause (iii) to increase the number of shares of common stock reserved for issuance under the 2020 Plan by a lesser amount of 1,830,853 shares, effective as of January 1, 2023. For 2024, the board’s compensation committee, as the 2020 Plan administrator, exercised its discretion under clause (ii) to increase the number of shares of common stock reserved for issuance under the 2020 Plan by 2,572,174 shares, effective as of January 1, 2024. For 2025, the board’s compensation committee, as the 2020 Plan administrator, exercised its discretion under clause (ii) to increase the number of shares of common stock reserved for issuance under the 2020 Plan by 2,596,638 shares, effective as of January 1, 2025. For 2026, the board’s compensation committee, as the 2020 Plan administrator, exercised its discretion under clause (ii) to increase the number of shares of common stock reserved for issuance under the 2020 Plan by 2,666,470 shares, effective as of January 1, 2026. As of December 31, 2025, there were 4,338,125 shares available for issuance under the 2020 Plan.

On September 9, 2022, the Company granted 374,899 Restricted Stock Units (“RSUs”) to employees pursuant to an employee retention program approved by the compensation committee of the Company’s board of directors. The RSUs have graded vesting on an annual basis for two years of continuous service, as per the 2020 Plan. As of December 31, 2025, such RSUs were fully vested and common stock was issued upon the settlement of the RSUs.

On January 18, 2024, the Company granted 952,665 RSUs to employees VP-level or higher, pursuant to an employee retention program approved by the compensation committee of the Company’s board of directors. As of December 31, 2025 such RSUs were fully vested and common stock was issued upon settlement of the RSUs.

The table below summarizes the annual grant activity under the 2020 Plan as of December 31, 2025:

Shares Available for Grant
Balances December 31, 2024	5,321,104
Shares reserved for issuance	2,596,638
Options granted	(3,784,840)
Options forfeited / cancelled	205,223
Balances December 31, 2025	4,338,125

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was approved by the Company’s board of directors on September 24, 2020. A total of 400,752 shares of common stock were initially reserved for issuance under this plan, which shall be increased, upon approval by the Company’s board of directors, on January 1, 2021 and each January 1 thereafter, to the lesser of (i) 801,504 shares of common stock, (ii) 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the board of directors or any of its committees no later than the last day of the immediately preceding fiscal year. For 2022, the Company’s board of directors waived the annual increase to the shares reserved under the 2020 ESPP. For 2023, the 2020 ESPP reserved shares were increased under clause (ii) by 457,713 shares, effective as of January 1,

2023. For 2024, the 2020 ESPP reserved shares were increased under clause (ii) by 514,434 shares, effective as of January 1, 2024. For 2025 and 2026, the Company’s board of directors waived the annual increase to the shares reserved under the 2020 ESPP.

On May 20, 2025, employees of the Company exercised their right to purchase 128,240 shares under the 2020 ESPP. On November 21, 2025, employees of the Company exercised their right to purchase 117,885 shares under the 2020 ESPP. As of December 31, 2025, 611,415 shares are issued or outstanding, and there were 1,162,196 shares available for issuance, under the 2020 ESPP.

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

The following table summarizes option activity for the year ended December 31, 2025:

	Options Outstanding
			Weighted- Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of	Exercise	Life	Value
	Options	Price	(in years)	(in 000s)
Balances December 31, 2024	8,653,913	$2.87	7.72	$162
Options granted	3,784,840	$1.29
Options forfeited / cancelled	(205,223)	$1.64
Options exercised	(242,842)	$1.29
Balances December 31, 2025	11,990,688	$2.43	7.74	86
At December 31, 2025
Vested and expected to vest	11,990,688	$2.43	7.74	$86
Exercisable	5,513,338	$3.56	6.52	$-

The weighted average grant date fair value of stock options granted during the years ended December 31, 2025, 2024, and 2023, was $0.92, $4.94, and $4.03, respectively.

The aggregate intrinsic value of options vested and exercisable as of December 31, 2025 and 2024 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock. The intrinsic value of options exercised in 2025, 2024, and 2023, was $66, $107, and $892, respectively.

As of December 31, 2025, the total compensation cost related to nonvested awards not yet recognized was $11,185. The weighted-average period over which the nonvested awards will be recognized is 2.5 years.

The Company estimated the fair value of stock options using the Black-Scholes options valuation model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following assumptions:

	Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	3.89% - 4.48%	3.57% - 4.69%	3.45% - 4.65%
Expected life (in years)	5.50 - 6.25	5.50 - 6.25	5.50 - 6.25
Dividend yield	0%	0%	0%
Expected volatility	78.67% - 80.22%	85.55% - 127.07%	75.21% - 77.72%

The weighted average assumptions used to estimate the fair value of stock purchase rights under the 2020 ESPP are as follows:

	Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	4.07%	5.43%	5.41%
Expected life (in years)	0.5	0.5	0.49
Dividend yield	0%	0%	0%
Expected volatility	78.51%	85.55%	76.27%

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

Volatility: Volatility is based on the historical volatility of the Company’s publicly traded shares for the expected term.

Restricted Stock Units

The following table presents RSU activity under the 2020 Plan as of December 31, 2025:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares December 31, 2024	907,665	$1.80
Granted	—	—
Vested	(907,665)	(1.80)
Forfeited	—	—
Unvested shares December 31, 2025	—	—

As of December 31, 2025, there was no unrecognized compensation cost related to RSUs that are expected to vest.

Stock-based compensation expense recorded under ASC 718 related to stock options granted and common stock issued under the 2020 ESPP were allocated to research and development and general and administrative expense as follows:

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Research and development	$2,607	$3,656	$5,518
General and administrative	3,317	5,216	6,857
Total stock-based compensation	$5,924	$8,872	$12,375

Stock-based compensation expense by award type included within the consolidated statements of operations is as follows:

	For the Years Ended December 31,
(in thousands)	2025	2024	2023
Stock options	$5,172	$6,732	$9,745
Restricted stock units	559	1,939	2,413
Employee stock purchase plan	193	201	217
Total stock-based compensation	$5,924	$8,872	$12,375

9. Income Taxes

The income/(loss) from operations before tax (expense) benefit was as follows:

	For the Years Ended December 31,
	2025	2024	2023
Pre-Tax Book Income/(Loss)
Domestic	(79,937)	(74,905)	(68,925)
Foreign	23	96	(33)
Total Pre-Tax Income/(Loss)	$(79,914)	$(74,809)	$(68,958)

The income tax (benefit) provision for the years ended December 31, 2025, 2024, and 2023 are as follows (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Current:
Federal	$-	$-	$-
State	(2,194)	(16,170)	2
Foreign	22	70	-
Total current	(2,172)	(16,100)	2
Deferred:
Federal	$-	$-	$-
State	-	-	-
Foreign	-	-	-
Total deferred	-	-	-
Total (benefit) provision	$(2,172)	$(16,100)	$2

A reconciliation of the provision for income to the amount computed by applying the 21% statutory U.S federal income tax rate to income before income taxes after the adoption of ASU 2023-09 as follows:

	Year Ended December 31, 2025
	(in thousands)		Percent
U.S. Federal Statutory Tax Rate	$(16,782)		21%
State and Local Income Taxes, Net of Federal Income Tax Effect	(1,843)	(a)	2%
Foreign Tax Effect
Australia - statutory tax rate differential	6		0%
Tax Credits	(2,542)		3%
Nontaxable or nondeductible items	992		-1%
Change in unrecognized tax benefits	745		0%
Change in valuation allowance	17,252		-22%
Effective tax rate	$(2,172)		3%

(a) State taxes in New Jersey made up the majority (greater than 50 percent) of the tax effect in this category, inclusive of the benefit from the sale of NOLs in 2025 under the New Jersey Technology Business Tax Certificate Transfer Program.

As previously disclosed for the years ended December 31, 2024 and 2023 prior to the adoption of ASU 2023-09, the following is a reconciliation of the difference between the effective income tax rate and federal statutory rate:

	For the Years Ended
	December 31, 2024	December 31, 2023
Income tax provision at statutory rate	21%	21%
State income taxes, net of federal benefit	5%	6%
Tax credits	3%	3%
Stock compensation	-3%	-1%
Executive compensation limitation	-1%	-1%
Proceeds from sale of tax attributes	17%	0%
Change in valuation allowance, excluding impact of the sale of tax attributes	-21%	-28%
Effective income tax rate	21%	0%

For the years ended December 31, 2025 and 2024, the Company generated a state tax benefit from the sale of net operating losses (“NOLs”) under the New Jersey Technology Business Tax Certificate Transfer Program. For the years ended December 31, 2025 and 2024, the Company’s effective tax rate was 3% and 21%, respectively, primarily due to the income tax benefit recognized for the sale of state tax attributes and the Company’s position to establish a full valuation allowance on its deferred tax assets. For the year ending December 31, 2023, the Company’s effective tax rate was below the federal statutory income tax rate of 21% primarily due to state income taxes, net of federal benefit and the Company’s position to establish a full valuation allowance on its deferred tax assets.

The tax effect of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	As of December 31,
(in thousands)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$68,592	$49,729
Stock compensation	3,681	3,610
Capitalized research expenditures	32,309	32,514
Research and development credits	11,788	9,554
Accrued expenses and other	1,209	1,230
Operating lease liabilities	228	338
Total deferred tax assets	117,807	96,975
Valuation allowance	(117,542)	(96,606)
Deferred tax assets recognized	265	369
Deferred tax liabilities:
Right-of-use assets	(238)	(325)
Fixed assets and depreciation	(27)	(44)
Total deferred tax liabilities	(265)	(369)
Net deferred tax assets	$—	$—

The Company has recorded a valuation allowance for its deferred tax assets that it does not believe will be realizable at a more likely than not level based on analysis of all available sources of taxable income.

As of December 31, 2025 and 2024, the Company had federal net operating loss carryforwards of $289,964 and $214,652, respectively. As of December 31, 2025, the Company had state net operating loss carryforwards for New Jersey, California, Massachusetts, and Arizona of approximately $97,539, $4,912, $6,342, and $543, respectively. At December 31, 2024, the Company had state net operating loss carryforwards for New Jersey, California, Massachusetts, and Arizona of approximately $54,685, $4,912, $6,542, and $192, respectively. Federal net operating loss carryforwards of $27,500 expire beginning in the year 2033. State net operating loss carryforwards begin to expire in the year 2033. Net operating loss carryforwards related to tax years after 2017 of $262,464 do not expire. The Company also has federal and state research and development credit carryforward of approximately $16,129 and $13,034 as of December 31, 2025 and 2024, respectively. The federal credits will begin to expire in 2034 if not utilized. The California state credits carryforward indefinitely and the New Jersey state credits expire starting in 2030. The above net operating losses and research and development credits are subject to Sections 382 and 383 of the Internal Revenue Code. In the event of a change in ownership as defined by these code sections, the usage of the net operating losses and research and development credits may be limited.

The Company accrues interest and penalties related to unrecognized tax benefits in the (benefit) provision for income taxes line item in the consolidated statements of operations and comprehensive loss. As of December 31, 2025 and 2024, the Company had not accrued any interest or penalties related to uncertain tax positions.

If the ending balance of $4,032 and $3,259 of unrecognized tax benefits as of December 31, 2025 and 2024, respectively, were recognized, none of the recognition would affect the income tax rate. The following table summarized the activity related to the Company’s unrecognized tax benefits:

	For the Year Ended
	December 31, 2025	December 31, 2024
Unrecognized tax benefits, beginning of year	$3,259	$3,173
Decreases related to prior year tax positions	—	(586)
Increases related to current year tax positions	773	672
Unrecognized tax benefits, end of year	$4,032	$3,259

The Company files U.S. federal and state income tax returns with varying statutes of limitations. The Company’s tax years 2013 to 2024 will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating losses and research and development credits.

The State of New Jersey’s Technology Business Tax Certificate Program allows certain high technology and biotechnology companies to sell unused NOL carryforwards and research and development (“R&D”) tax credits to other New Jersey-based corporate taxpayers. As of December 31, 2025 and 2024, the Company received $2,196 and $16,176, respectively, of cash for the NOL and R&D tax credit sales related to the tax years ended December 31, 2015 through 2024. The sale of the NOLs and R&D tax credits has been recorded as an income tax benefit within the consolidated statement of operations.

For the year ended December 31, 2025, income taxes paid, net of refunds, by jurisdiction were immaterial both individually and in the aggregate and, accordingly, have not been separately disclosed. This is exclusive of the benefit from the sale of NOLs in 2025 under the New Jersey Technology Business Tax Certificate Transfer Program.

10. Net Loss per Share

The Company excluded all outstanding stock options and RSUs at each period end from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect. The following common stock equivalents were excluded from the calculation of diluted net loss per share:

	For the Years Ended December 31,
	2025	2024	2023
Options to purchase common stock	11,990,688	8,653,913	6,973,464
Unvested restricted stock units	—	907,666	236,296
Expected shares to be purchased under 2020 ESPP	6,417	3,944	2,237
Total	11,997,105	9,565,523	7,211,997

11. Related Parties

The Company has consulting agreements with three members of its board of directors; one of which waived his consulting fees starting as of September 2021. Total consulting fees paid during the years ended December 31, 2025, 2024, and 2023 were $200, $187, and $92, respectively. There were no amounts owed under the consulting agreements as of December 31, 2025.

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

The CEO regularly reviews the consolidated statement of operations and a disaggregation of operating expenses, of which the significant expenses are related to research and development. The following table represents the significant segment expenses regularly provided to the CEO:

	For the year ended December 31,
	2025	2024	2023
Research and Development
Research	$5,232	$5,914	$5,307
Development	48,370	35,295	31,740
Personnel related	13,668	13,662	13,320
Stock-based compensation	2,607	3,656	5,518
Total research and development	69,877	58,527	55,885
General and administration
Personnel related	$5,485	$5,849	$6,748
Stock-based compensation	3,317	5,216	6,857
External	7,527	15,856	10,642
Total general and administrative	16,329	26,921	24,247
Loss from Operations	$86,206	$85,448	$80,132

14. Subsequent Events

The Company has evaluated subsequent events through March 6, 2026, the date these financial statements were issued. The Company determined that there were no subsequent events that required adjustment to or disclosure in the financial statements.

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

As of December 31, 2025, the Company conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management assessed and conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2025, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included under the caption “Directors and Corporate Governance” and “Executive Compensation” in our definitive proxy statement to be filed with the SEC on or before April 30, 2026, or the Proxy Statement, and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended, as currently in effect.	8-K	001-39539	3.1	September 29, 2020

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	10-Q	001-39539	3.3	May 10, 2023

4.1	Description of Securities of the Registrant.	10-K	001-39539	4.1	March 3, 2021

4.2	Specimen common stock certificate of the Registrant.	S-1/A	333-248627	4.2	September 21, 2020

4.3	Form of Indenture.	S-3	333-283349	4.5	November 20, 2024

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-248627	10.1	September 4, 2020

10.2+	2013 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1/A	333-248627	10.2	September 21, 2020

10.3+	2020 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-248627	10.3	September 21, 2020

10.4+	2020 Employee Stock Purchase Plan and forms of agreements thereunder.	10-Q	001-39539	10.4	May 9, 2024

10.5+	Employment Offer Letter, dated August 17, 2020, by and between the Registrant and David H. Mack, Ph.D.	S-1	333-248627	10.5	September 4, 2020

10.6+	Employment Offer Letter, dated February 22, 2021, by and between the Registrant and Deepika Jalota, Pharm.D.	10-K	001-39539	10.8	March 1, 2022

10.7+	Employee Incentive Compensation Plan.	S-1	333-248627	10.9	September 4, 2020

10.8+	Change in Control and Severance Policy.	S-1	333-248627	10.10	September 4, 2020

10.9+	Amended and Restated Change in Control and Severance Policy Participation Agreement, dated August 17, 2020, by and between the Registrant and David H. Mack, Ph.D.	S-1	333-248627	10.11	September 4, 2020

10.10+	Amended and Restated Change in Control and Severance Policy Participation Agreement, dated March 23, 2022, by and between the Registrant and Deepika Jalota, Pharm.D.	10-Q	001-39539	10.14	May 10, 2022

10.11+*	Amended Outside Director Compensation Policy.

10.12+	Consulting Agreement, dated January 1, 2016, by and between the Registrant and Arnold Levine, Ph.D.	S-1	333-248627	10.16	September 4, 2020

10.13+	Consulting Agreement, dated May 21, 2021, by and between the Registrant and Richard Heyman, Ph.D., as amended on July 16, 2021.	10-K	001-39539	10.17	March 1, 2022

10.14	Open Market Sale Agreement, dated as of October 4, 2021, between the Registrant and Jefferies LLC.	S-3ASR	333-260012	1.2	October 4, 2021

10.15+	Amended and Restated Employment Letter, dated January 5, 2024, by and between the Registrant and Michael Carulli.	10-K	001-39539	10.22	February 29, 2024

10.16+	Amended and Restated Change in Control and Severance Policy Participation Agreement, dated January 5, 2024, by and between the Registrant and Michael Carulli.	10-K	001-39539	10.24	February 29, 2024

10.17+	Amended and Restated Employment Offer Letter, dated November 5, 2024, by and between the Registrant and Robert Ticktin.	10-Q	001-39539	10.2	May 9, 2025

10.18+	Amended and Restated Change in Control and Severance Policy Participation Agreement, dated November 5, 2024, by and between the Registrant and Robert Ticktin.	10-Q	001-39539	10.3	May 9, 2025

10.19+*	Consulting Agreement, dated January 1, 2026, by and between the Registrant and Charles Baum, MD., Ph.D.

19.1	Insider Trading Policy.	10-K	001-39539	19.1	March 3, 2025

21.1	List of Subsidiaries.	10-K	001-39539	21.1	March 1, 2022

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1+	Compensation Recovery Policy.	10-K	001-39539	97.1	February 29, 2024

101.INS	Inline XBRL Instance Document-the Instance Document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

PMV PHARMACEUTICALS, INC.

	By:	/s/ David H. Mack
David H. Mack, Ph.D.
Date: March 6, 2026		President and Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David H. Mack David H. Mack, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2026

/s/ Michael Carulli Michael Carulli	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2026

/s/ Richard Heyman Richard Heyman, Ph.D.	Director and Chairman of the Board of Directors	March 6, 2026

/s/ Arnold Levine Arnold Levine, Ph.D.	Director	March 6, 2026

/s/ Carol Gallagher Carol Gallagher, Ph.D.	Director	March 6, 2026

/s/ Laurie Stelzer Laurie Stelzer	Director	March 6, 2026

/s/ Charles M. Baum Charles M. Baum, MD., Ph.D.	Director	March 6, 2026

/s/ Kirsten Flowers	Director	March 6, 2026
Kirsten Flowers