Form 10-Q
period 2026-03-31
PMV Pharmaceuticals, Inc.
filed 2026-05-12
CIK 1699382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 12, 2026, the registrant had 53,331,766 shares of common stock, $0.00001 par value per share, outstanding.

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
•
the timing or likelihood of regulatory filings and approvals, including our expectation to seek accelerated reviews or special designations, such as breakthrough therapy and orphan drug designation, for our product candidates,

ii

including our intention to seek accelerated approval for rezatapopt, our lead product candidate, for a tumor-agnostic indication;
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

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the United States Securities and Exchange Commission on March 6, 2026, as well as in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

PMV Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$39,130	$37,983
Marketable securities, current	54,419	74,960
Prepaid expenses and other current assets	2,231	2,284
Total current assets	95,780	115,227
Property and equipment, net	203	237
Right-of-use assets	283	801
Other assets	296	297
Total assets	$96,562	$116,562
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,631	$3,155
Accrued expenses	6,671	7,857
Operating lease liabilities, current	293	403
Total current liabilities	8,595	11,415
Operating lease liabilities, noncurrent	—	435
Total liabilities	8,595	11,850
Commitments and contingencies (see Note 6)
Stockholders’ equity:
Preferred stock, $0.00001 par value, 5,000,000 shares authorized at March 31, 2026 and December 31, 2025. No shares issued or outstanding at March 31, 2026 and December 31, 2025.	—	—
Common stock, $0.00001 par value, 1,000,000,000 shares authorized; 53,331,766 and 53,331,766 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	—	—
Additional paid-in capital	552,474	551,082
Accumulated deficit	(464,492)	(446,454)
Accumulated other comprehensive income	(15)	84
Total stockholders’ equity	87,967	104,712
Total liabilities and stockholders’ equity	$96,562	$116,562

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PMV Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$15,330	$17,441
General and administrative	3,689	4,123
Total operating expenses	19,019	21,564
Loss from operations	(19,019)	(21,564)
Other income (expense):
Interest income, net	980	1,935
Other income (expense), net	1	(4)
Total other income	981	1,931
Loss before (benefit) provision for income taxes	(18,038)	(19,633)
(Benefit) provision for income taxes	—	(2,197)
Net loss	(18,038)	(17,436)
Unrealized loss on available for sale investments, net of tax	(101)	(62)
Foreign currency translation gain	2	7
Total other comprehensive loss	(99)	(55)
Total comprehensive loss	$(18,137)	$(17,491)

Net loss per share -- basic and diluted	$(0.34)	$(0.34)
Weighted-average common shares outstanding	53,331,766	51,952,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PMV Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2024	51,935,134	$—	$544,653	$139	$(368,712)	$176,080
Exercise of stock options	19,001	—	10	—	—	10
Stock-based compensation expense	—	—	1,508	—	—	1,508
Net loss	—	—	—	—	(17,436)	(17,436)
Unrealized loss on available for sale investments	—	—	—	(62)	—	(62)
Foreign currency translation gain	—	—	—	7	—	7
Balance at March 31, 2025	51,954,135	$—	$546,171	$84	$(386,148)	$160,107

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2025	53,331,766	$—	$551,082	$84	$(446,454)	$104,712
Stock-based compensation expense	—	—	1,392	—	—	1,392
Net loss	—	—	—	—	(18,038)	(18,038)
Unrealized loss on available for sale investments	—	—	—	(101)	—	(101)
Foreign currency translation gain	—	—	—	2	—	2
Balance at March 31, 2026	53,331,766	$—	$552,474	$(15)	$(464,492)	$87,967

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PMV Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(18,038)	$(17,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,392	1,508
Depreciation	34	37
Accretion of discounts on marketable securities	(385)	(840)
Non cash lease income	(2)	(2)
Gain on termination of lease, net	(24)	—
Loss on sales and disposals of fixed assets, net	—	4
Other, net	1	(2)
Change in operating assets and liabilities:
Prepaid expenses and other assets	53	3,088
Accounts payable	(1,524)	(2,986)
Accrued expenses	(1,186)	(1,637)
Net cash used in operating activities	(19,679)	(18,266)
Cash flows from investing activities:
Purchases of property and equipment	—	(4)
Purchases of marketable securities	(10,676)	(15,727)
Maturities of marketable securities	31,500	44,445
Net cash provided by investing activities	20,824	28,714
Cash flows from financing activities:
Proceeds from the exercise of stock options	—	10
Net cash provided by financing activities	—	10
Impact of exchange rates on cash, cash equivalents, and restricted cash	2	7
Net increase in cash and cash equivalents	1,147	10,465
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash - beginning of period	37,983	40,876
Cash, cash equivalents, and restricted cash - end of period	$39,130	$51,341

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

The Company has incurred net losses and negative cash flows from operations since its inception. During the three months ended March 31, 2026, the Company incurred a net loss of $18,038. For the three months ended March 31, 2026, the Company used $19,679 of cash for operations. At March 31, 2026, the Company had an accumulated deficit of $464,492. Cash, cash equivalents, and marketable securities were $93,549 as of March 31, 2026. Management expects to incur substantial additional operating losses for the next several years and may need to obtain additional debt or equity financings in order to complete development of its products, obtain regulatory approvals, launch and commercialize its products and continue research and development programs. The Company believes it has adequate cash, cash equivalents, and marketable securities to operate for the next 12 months from the date of issuance of these condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited condensed consolidated financial statements for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on March 6, 2026. Since the date of those condensed consolidated financial statements, there have been no changes to its significant accounting policies.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the interim period reporting requirements of Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of March 31, 2026, the condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of stockholders’ equity, and condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025, are unaudited, but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for any interim period are not necessarily indicative of results for the year ending December 31, 2026, or for any other subsequent interim period. The condensed consolidated balance sheet as of December 31, 2025, has been derived from the Company’s audited condensed consolidated financial statements.

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

The Company’s marketable debt securities have been classified and accounted for as available-for-sale. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term. The Company’s marketable debt securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive loss in stockholders’ equity. Premiums and discounts on marketable debt securities are amortized into earnings over the life of the security and recorded on the interest income, net line of the income statement. For the three months ended March 31, 2026 and 2025, the Company recorded $385 and $840 of accretion, respectively.

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

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the circumstances present. The Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines the initial classification and measurement of its operating right-of-use (“ROU”) assets and operating lease liabilities at the lease commencement date, and thereafter if modified. The lease term includes any renewal options that the Company is reasonably certain to exercise. The Company’s policy is to not record leases with a lease term of 12 months or less on its balance sheets. The Company's only existing lease recorded on the balance sheet is for office space.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance enhances income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This guidance requires disclosure of specific categories in the effective tax rate

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

reconciliation and additional information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires disaggregating income taxes paid (net of refunds received) by federal, state, and foreign taxes. It also requires disaggregating individual jurisdictions in which income taxes paid (net of refunds received) are equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amended guidance is effective for annual periods beginning after December 15, 2024. The Company adopted this guidance prospectively for the annual period ending December 31, 2025. For additional information, see “Note 9 — Income Taxes.”

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

In September 2025, the FASB issued ASU 2025-07 (“ASU 2025-07”), Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606). The guidance refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting. The guidance also provides clarification under Topic 606 for share-based payments from a customer in a revenue contract. The amendments in ASU 2025-07 are effective for fiscal years beginning after December 15, 2026, and interim reporting periods, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its condensed consolidated financial statements.

3. Fair Value Measurements

The Company’s financial instruments consist of money market funds, U.S. government debt securities and corporate debt securities. Cash and cash equivalents includes money market funds and certain corporate securities, which are measured at fair value on a recurring basis using quoted prices and are classified as Level 1. Marketable securities are measured at fair value based on inputs other than quoted prices that are derived from observable market data and are classified as Level 2 inputs, except for investments in U.S. treasury securities which are classified as Level 1. There were no Level 3 assets or liabilities at March 31, 2026.

The following tables show the Company’s cash equivalents and available-for-sale securities’ carrying amounts and fair values as of March 31, 2026, and December 31, 2025:

	As of March 31, 2026
	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Money market funds	$36,053	$—	$—	$36,053	$36,053	$—	$—
Corporate securities	26,991	2	(44)	26,949	—	26,949	—
Government securities	30,438	25	(7)	30,456	30,456	—	—
Total financial assets	$93,482	$27	$(51)	$93,458	$66,509	$26,949	$—

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

	As of December 31, 2025
	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Money market funds	$29,909	$—	$—	$29,909	$29,909	$—	$—
Corporate securities	30,636	12	(4)	30,644	—	30,644	—
Government securities	52,229	68	—	52,297	52,297	—	—
Total financial assets	$112,774	$80	$(4)	$112,850	$82,206	$30,644	$—

Cash and Cash Equivalents — As of March 31, 2026, the Company had aggregate cash and cash equivalents of $39,130, including cash equivalents of $39,039, consisting of $36,053 of money market funds and $2,986 of corporate securities. As of December 31, 2025, the Company had aggregate cash and cash equivalents of $37,983, including cash equivalents of $37,890 consisting of $29,909 of money market funds and $7,981 of corporate securities.

Marketable Securities — Marketable securities of $54,419 as of March 31, 2026, consisted of corporate debt securities of $23,963 and government debt securities of $30,456. There were $54,419 current marketable securities and no noncurrent marketable securities as of March 31, 2026. Marketable securities of $74,960 as of December 31, 2025, consisted of corporate debt securities of $22,663 and government debt securities of $52,298. There were $74,960 current marketable securities and no noncurrent marketable securities as of December 31, 2025.

As of March 31, 2026, and December 31, 2025, aggregated gross unrealized losses of available-for-sale investments were not material, and accordingly, no allowance for credit losses was recorded.

4. Property and Equipment, Net

	March 31, 2026	December 31, 2025
Machinery & equipment	$1,447	$1,447
Computers	13	13
Furniture & fixtures	23	23
Leasehold improvements	80	81
Total property and equipment	1,563	1,564
Less: Accumulated depreciation	(1,360)	(1,327)
Property and equipment, net	$203	$237

Depreciation expense for the three months ended March 31, 2026 and 2025, was $34 and $37, respectively.

5. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2026	December 31, 2025
Accrued compensation	$2,415	$4,532
Accrued research and development costs	4,140	3,130
Accrued legal and professional services	116	195
Total	$6,671	$7,857

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

In August 2024, the Company signed a sublease for 14,201 square feet of office space at 400 Alexander Park Drive, Suite 301, in Princeton, New Jersey, to be used as its new headquarters (the “400 Alexander Sublease”). The 400 Alexander Sublease commenced on October 1, 2024 and extends until February 28, 2027. Payment under the 400 Alexander Sublease will total $789 through February 2027.

In September 2024, the Company signed a sublease agreement for 3,205 square feet of office and laboratory space at 311 Pennington Rocky Hill Road in Hopewell, New Jersey (the “311 Pennington Sublease”). The Company utilizes the premises as laboratory space for research and development activities. The term of the 311 Pennington Sublease extended through 2029 and provided the Company with the option to extend the term for an additional three year period. Payment under the 311 Pennington Sublease totaled $192 through February 2026.

In March 2026, the 311 Pennington Sublease was terminated effective March 4, 2026, upon the termination of the primary lease between the master landlord and the tenant, in accordance with the terms of the sublease agreement. As a result, the Company accounted for the 311 Pennington Sublease termination as an immediate termination of an operating lease before the expiration of the lease term in accordance with ASC 842. Upon termination, the Company derecognized the related operating lease right‑of‑use asset and lease liabilities and recorded a net gain of approximately $24, which was recognized in General and Administrative expense in the accompanying Statement of Operations for the three months ended March 31, 2026.

The components of lease cost for the three months ended March 31, 2026 and 2025, were as follows:

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$106	$118
Variable lease cost	20	17
Short-term lease cost	25	—
Total lease cost	$151	$135

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

Amounts reported in the balance sheet for leases where the Company is the lessee as of March 31, 2026, and December 31, 2025, were as follows:

Operating Leases (in thousands, except lease term and discount rate data):	March 31, 2026	December 31, 2025
Right-of-use assets, operating leases	$283	$801

Operating lease liabilities, current	$293	$403
Operating lease liabilities, non-current	—	435
Total operating lease liabilities	$293	$838

Weighted-average remaining lease term (years)	0.92	2.76
Weighted-average discount rate	13.70%	13.70%

Other information related to leases for the three months ended March 31, 2026 and 2025, respectively, were as follows:

	Three Months Ended March 31,
	2026	2025
Net cash paid for amounts included in the measurement of lease liabilities	$109	$203
Leased assets (derecognized) in exchange for new or modified operating lease liabilities	(432)	(84)

Future minimum lease payments, net of reimbursements, remaining as of March 31, 2026, under operating leases by fiscal year were as follows:

Fiscal year	(in thousands)
2026	253
2027	56
2028	—
2029	—
Thereafter	—
Total lease payments	$309
Less: Present Value Adjustment	(16)
Present value of lease payments	$293

Rent expense recorded during the three months ended March 31, 2026 and 2025 was $131 and $118, respectively.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when future expenditures are probable and such expenditures can be reasonably estimated.

7. Stockholders’ Equity

The Company is authorized to issue up to 1,000,000,000 shares of common stock with a par value of $0.00001 per share and 5,000,000 shares of preferred stock with a par value of $0.00001 per share. At March 31, 2026 and December 31, 2025, there were 53,331,766 and 53,331,766 shares of common stock issued and outstanding, respectively.

Common stockholders are entitled to receive dividends if and when declared by the board of directors subject to the rights of any preferred stockholders. As of March 31, 2026, no dividends on common stock had been declared by the Company.

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

ATM Program

On October 4, 2021, the Company entered into an at-the-market offering program (the “ATM Program”). Pursuant to the ATM Program, the Company may offer and sell shares of its common stock having aggregate gross sales proceeds of up to $150.0 million from time to time. During the three months ended March 31, 2026, the Company did not sell any shares of its common stock under the ATM Program. As of March 31, 2026, the Company had approximately $113.8 million remaining in gross proceeds available for future issuances of common stock under the ATM Program.

8. Stock Plan

2020 Equity Incentive Plan

The 2020 Equity Incentive Plan (the “2020 Plan”) was approved by the Company’s board of directors on September 24, 2020. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares of common stock initially reserved for issuance under the 2020 Plan was 4,406,374, which shall be increased, upon approval by the Company’s board of directors, on January 1, 2021 and each January 1 thereafter, in an amount equal to the least of (i) 4,406,374 shares of common stock, (ii) five percent (5%) of the outstanding common stock on the immediately preceding December 31, or (iii) such number of common stock determined by the board of directors no later than the immediately preceding December 31. For 2026, the board’s compensation committee, as the 2020 Plan administrator, exercised its discretion under clause (ii) to increase the number of shares of common stock reserved for issuance under the 2020 Plan by 2,666,470 shares, effective as of January 1, 2026. As of March 31, 2026, there were 3,358,305 shares available for issuance under the 2020 Plan.

On January 18, 2024, the Company granted 952,665 Restricted Stock Units (“RSUs”) to employees VP-level or higher, pursuant to an employee retention program approved by the compensation committee of the Company’s board of directors. As of March 31, 2026 such RSUs were fully vested and common stock was issued upon settlement of the RSUs. As of March 31, 2026, no RSUs awards were granted, vested, or unvested.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was approved by the Company’s board of directors on September 24, 2020. A total of 400,752 shares of common stock were initially reserved for issuance under this plan, which shall be increased, upon approval by the Company’s board of directors, on January 1, 2021 and each January 1 thereafter, to the lesser of (i) 801,504 shares of common stock, (ii) 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the board of directors or any of its committees no later than the last day of the immediately preceding fiscal year. For 2026, the Company’s board of directors waived the annual increase to the shares reserved under the 2020 ESPP. As of March 31, 2026, 611,415 shares are issued or outstanding, and there were 1,162,196 shares available for issuance, under the 2020 ESPP.

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

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

The following table summarizes option activity for the three-month period ended March 31, 2026:

	Options Outstanding
			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual Life	Value
	Options	Price	(in years)	(in 000s)
Balances at December 31, 2025	11,990,688	$2.43	7.74	$86
Shares reserved for issuance
Options granted	3,646,290	$1.53
Options exercised	—	$—
Balances at March 31, 2026 (unaudited)	15,636,978	$2.22	8.06	$83
At March 31, 2026
Vested and expected to vest	15,636,978	$2.22	8.06	$83
Exercisable	6,138,335	$3.35	6.49	$—

At March 31, 2026, the total compensation cost related to nonvested awards not yet recognized was $13,701. The weighted-average period over which the nonvested awards is expected to be recognized was 2.9 years.

The Company estimated the fair value of the options using the Black-Scholes options valuation model. The fair value of the options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value was estimated using the following assumptions:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2026	2025
Risk-free interest rate	3.82%	4.02% - 4.48%
Expected life (in years)	6.02	6.02 - 6.25
Dividend yield	0%	0%
Expected volatility	77.29%	80.22%

The weighted average assumptions used to estimate the fair value of stock purchase rights under the 2020 ESPP are as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2026	2025
Risk-free interest rate	3.70%	4.28%
Expected life (in years)	0.49	0.49
Dividend yield	0%	0%
Expected volatility	78.28%	82.05%

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

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

For the quarter ending March 31, 2026, no RSU awards were granted, vested, or unvested. As of March 31, 2026, there was no unrecognized compensation cost related to RSUs that are expected to vest.

Stock-based compensation expense recorded under ASC 718 related to stock options granted and common stock issued under the 2020 ESPP were allocated to research and development and general and administrative expense as follows:

	For the Three Months Ended
	March 31,	March 31,
	2026	2025
Research and development	$637	$637
General and administrative	755	871
Total stock-based compensation	$1,392	$1,508

Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows:

	For the Three Months Ended
	March 31,	March 31,
	2026	2025
Stock options	$1,359	$1,149
Restricted stock units	—	278
Employee stock purchase plan	33	81
Total stock-based compensation	$1,392	$1,508

9. Income Taxes

The Company’s effective tax rates were 0% and 11% for the three months ended March 31, 2026 and 2025, respectively. The income tax provision and effective tax rate are driven primarily by the proceeds from the sale of the Company’s New Jersey tax net operating loss carryforwards and research and development (“R&D”) tax credits received in 2024 and 2025.

During the three months ended March 31, 2026 and 2025, the Company recorded a full valuation allowance on federal and state net deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

The State of New Jersey’s Technology Business Tax Certificate Program allows certain high technology and biotechnology companies to sell unused net-operating loss (“NOL”) carryforwards and R&D tax credits to other New Jersey-based corporate taxpayers. For the three months ended March 31, 2025, we received a benefit for income taxes of $2,196. As of March 31, 2025, the Company received $18,372 of cash for the NOL and R&D tax credit sales related to the tax years ended December 31, 2015 to 2023. For the three months ended March 31, 2026, the Company did not receive any benefit for income taxes.

10. Net Loss per Share

The Company excluded all outstanding stock options and RSUs at each period end from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect. The following common stock equivalents were excluded from the calculation of diluted net loss per share:

	March 31, 2026	March 31, 2025
Options to purchase common stock	15,636,978	11,947,135
Unvested restricted stock units	—	907,666
Expected shares to be purchased under 2020 ESPP	20,241	18,898
Total	15,657,219	12,873,699

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

11. Related Parties

The Company has consulting agreements with three members of its board of directors; one of which waived his consulting fees starting as of September 2021. Total consulting fees paid during the three months ended March 31, 2026 and 2025 were $30 and $50, respectively. There were no amounts owed under the consulting agreements as of March 31, 2026.

12. Segment Information

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

The CEO regularly reviews the condensed consolidated statement of operations and a disaggregation of operating expenses, of which the significant expenses are related to research and development. The following table represents the significant segment expenses regularly provided to the CEO:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Research and Development
Research	$1,058	$1,283
Development	9,690	11,951
Personnel related	3,945	3,570
Stock-based compensation	637	637
Total research and development	15,330	$17,441
General and administrative
Personnel related	$1,513	$1,479
Stock-based compensation	755	871
External	1,421	1,773
Total general and administrative	3,689	4,123
Loss from Operations	$19,019	$21,564

13. Subsequent Event

The Company has evaluated subsequent events through May 12, 2026, the date these financial statements were issued. The Company determined that there were no subsequent events that required adjustment to or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q and our audited condensed consolidated financial statements and notes thereto as of and for the years ended December 31, 2025 and 2024 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “Contractual Obligations and Commitments” and “Critical Accounting Policies and Estimates,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission, or the SEC, on March 6, 2026. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to PMV Pharmaceuticals, Inc.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to those set forth under the captions “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as updated by our subsequent filings under the Securities Exchange Act of 1934, as amended. Furthermore, past operating results are not necessarily indicative of results that may occur in future periods.

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

Since our formation in March 2013, we have devoted substantially all of our time and efforts to performing research and development activities and raising capital. We are not profitable and have incurred losses in each year since our inception. During the three months ended March 31, 2026, we incurred net losses of $18.0 million. As of March 31, 2026, we had an accumulated deficit of $464.5 million. We do not currently have any product candidates approved for sale, and we continue to incur significant research and development and general and administrative expenses related to our operations. We initiated a Phase 1/2 clinical trial, PYNNACLE, in October 2020 for our lead product candidate, rezatapopt. Our strategy is to seek approval under an accelerated pathway, and we believe the Phase 2 portion of the PYNNACLE clinical trial has the potential to serve as a pivotal study. In October 2020, we were granted FDA Fast Track designation of rezatapopt for the treatment of patients with locally advanced or metastatic solid tumors that have a p53 Y220C mutation. In July 2023, we met with the FDA at an End of Phase 1 meeting where alignment was obtained on the recommended Phase 2 dose and key elements of the single arm, Phase 2 registrational portion of the PYNNACLE study. In October 2023, we presented our updated Phase 1 clinical data for rezatapopt at the 2023 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics Annual Meeting. We dosed our first patient in the pivotal Phase 2 monotherapy portion of the PYNNACLE study in the first quarter of 2024. In September 2025, we announced interim data from the Phase 2 pivotal portion of the PYNNACLE clinical trial, which was updated in October 2025 in a late-breaking oral presentation and poster presentation at the 2025 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics Meeting. In March 2026, rezatapopt was granted Orphan Drug Designation, or ODD, from the FDA for the treatment of TP53 Y220C positive ovarian cancer, fallopian tube cancer, and primary peritoneal cancer. We plan to submit a New Drug Application, or NDA, for the treatment of patients with platinum-resistant/refractory ovarian cancer harboring a TP53 Y220C mutation to the FDA for rezatapopt in the first quarter of 2027.

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

We plan to continue to use third-party service providers, including clinical research organizations, or CROs, and contract manufacturing organizations, or CMOs, to carry out our preclinical and clinical development and to manufacture and supply the materials to be used during the development and commercialization of our product candidates. We do not currently have a sales force.

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

We expect to continue to incur substantial research and development expenses in the future as we advance our product candidates into and through clinical trials and pursue regulatory approval of our product candidates. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our product candidates may be affected by a variety of factors including: the safety and efficacy of our product candidates, clinical data, investment in our clinical program, the ability of any future collaborators to successfully develop our licensed product candidates, competition, manufacturing capability, and commercial viability. We may never succeed in achieving regulatory approval for any of our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	For the Three Months Ended
Statement of operations data:	March 31, 2026 (Unaudited)	March 31, 2025 (Unaudited)	Change

Operating expenses:
Research and development	$15,330	$17,441	$(2,111)
General and administrative	3,689	4,123	(434)

Total operating expenses	19,019	21,564	(2,545)

Loss from operations	(19,019)	(21,564)	2,545
Other income (expense):
Interest income, net	980	1,935	(955)
Other income (expense), net	1	(4)	5

Total other income (expense)	981	1,931	(950)

Loss before (benefit) provision for income taxes	(18,038)	(19,633)	1,595
(Benefit) provision for income taxes	—	(2,197)	2,197

Net loss	$(18,038)	$(17,436)	$(602)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	For the Three Months Ended
Statement of operations data:	March 31, 2026 (Unaudited)	March 31, 2025 (Unaudited)	Change
Research	$1,058	$1,283	$(225)
Development	9,690	11,951	(2,261)
Personnel related	3,945	3,570	375
Stock-based compensation	637	637	—
Total	$15,330	$17,441	$(2,111)

Research and development expenses were $15.3 million for the three months ended March 31, 2026, compared to $17.4 million for the three months ended March 31, 2025. The decrease of $2.1 million, compared to the three months ended March 31, 2025, was primarily due to the following:

•
$2.5 million decrease in research and development expenses largely driven by decreased contractual research organization costs for advancing our lead product candidate, rezatapopt; offset by
•
$0.4 million increase in personnel related costs.

General and Administrative Expenses

General and administrative expenses were $3.7 million for the three months ended March 31, 2026, compared to $4.1 million for the three months ended March 31, 2025. The decrease of $0.4 million, compared to the three months ended March 31, 2025, was primarily due to a $0.1 million decrease in personnel expenses and a $0.3 million decrease in finance and legal support costs.

Interest Income, Net

Interest income, net primarily consists of interest income from our interest-bearing cash, cash equivalents, and marketable securities and interest costs related to accretion and amortization of discounts and premiums on marketable securities. Interest income, net was $1.0 million for the three months ended March 31, 2026, compared to $1.9 million for the three months ended March 31, 2025. The decrease of $0.9 million compared to the three months ended March 31, 2025 was driven by a decline in interest rates combined with lower overall balances in interest-bearing cash, cash equivalents, and investments in marketable securities during the three months ended March 31, 2026.

Income Tax Benefit

The State of New Jersey’s Technology Business Tax Certificate Program allows certain high technology and biotechnology companies to sell NOL carryforwards and R&D tax credits to other New Jersey-based corporate taxpayers. As of March 31, 2025, we received $18.4 million of cash for the NOL and R&D tax credit sales related to the tax years ended December 31, 2015 to 2023. The sale of the NOLs and R&D tax credits have been recorded as an income tax benefit within the condensed consolidated statement of operations. For the three months ended March 31, 2025, we had reached the sale limit established by the program and received a benefit for income taxes of $2.2 million. We did not receive any benefit for income taxes for the three months ended March 31, 2026.

Liquidity and Capital Resources

Our financial condition is summarized as follows (in thousands):

	As of March 31,	As of December 31,
	2026	2025	Change
Financial assets:
Cash and cash equivalents	$39,130	$37,983	$1,147
Marketable securities – current	54,419	74,960	(20,541)
Marketable securities – noncurrent	—	—	—
Total financial assets	$93,549	$112,943	$(19,394)

Working capital:
Current assets	$95,780	$115,227	$(19,447)
Current liabilities	8,595	11,415	(2,820)
Total working capital	$87,185	$103,812	$(16,627)

Sources of Liquidity

Since our inception, we have not generated any revenue from any product sales or any other sources and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates. Even if the Company's drug development and commercialization efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales. As of March 31, 2026, we had cash, cash equivalents, and marketable securities of $93.5 million and an accumulated deficit of $464.5 million. We have financed our operations primarily through issuance and sales of our equity securities.

On November 20, 2024 we filed a shelf registration statement on Form S-3 (File No. 333-283349) with the SEC and a prospectus supplement, which registered the offering, issuance and sale of up to $200.0 million of various equity and debt securities and up to $113.8 million of common stock pursuant to an at-the-market equity offering program with Jefferies LLC, dated October 4, 2021, or the ATM Program. The SEC declared the registration statement effective on November 27, 2024. During the three months ending March 31, 2026, we did not sell any shares of our common stock pursuant to the ATM Program. As of March 31, 2026, we had approximately $113.8 million remaining in gross proceeds available for future issuances of common stock under the ATM Program.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with CROs and other vendors to assist in the performance of our research and development activities and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts.

In September 2024, we signed two subleases, one for 14,201 square feet of office space at 400 Alexander Park Drive, Suite 301, in Princeton, New Jersey, to be used as our new headquarters, or the 400 Alexander Sublease, and the other for 3,205 square feet of office and laboratory space at 311 Pennington Rocky Hill in Hopewell, New Jersey, to be used for our new laboratory space, or the 311 Pennington Sublease. The 400 Alexander Sublease term extends until February 2027. Amounts related to future lease payments for the 400 Alexander Sublease as of March 31, 2026, totaled $0.3 million with $0.3 million to be paid within the next 12 months. In March 2026, the 311 Pennington Sublease was terminated by the sublessor and we recorded a net gain of approximately $24, which was recognized in General and Administrative expense.

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

Due to our significant research and development expenditures, we have generated substantial operating losses in each period since inception. We have incurred an accumulated deficit of $464.5 million through March 31, 2026. We expect to incur substantial additional losses in the future. For the three months ended March 31, 2026 and 2025, our cash operating expenditures were $19.7 million and $18.3 million, respectively. Based on our research and development plans, we expect that our cash, cash equivalents, and marketable securities as of March 31, 2026 will be sufficient to fund our planned operations until the end of the second quarter of 2027.

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

Cash Flows

The following table summarizes our cash flows for the period indicated (in thousands):

	For the Three Months Ended
	March 31, 2026 (Unaudited)	March 31, 2025 (Unaudited)
Cash used in operating activities	$(19,679)	$(18,266)
Cash provided by investing activities	20,824	28,714
Cash provided by financing activities	—	10
Impact of exchange rates on cash, cash equivalents, and restricted cash	2	7
Net increase in cash and cash equivalents	$1,147	$10,465

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026, was $19.7 million, which consisted primarily of net loss of $18.0 million, partially offset by non-cash charges of $1.0 million. Changes in our net operating assets decreased operating cash by $2.7 million. The non-cash charges primarily consisted of stock-based compensation of $1.4 million, and accretion of discounts on marketable securities of $0.4 million. The change in our net operating assets and liabilities was primarily due to a decrease in outstanding payables and accrued expenses.

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

Investing Activities

Our investing activities provided $20.8 million of cash during the three months ended March 31, 2026, which consisted primarily of maturities of marketable securities of $31.5 million, partially offset by purchases of marketable securities of $10.7 million.

Our investing activities provided $28.7 million of cash during the three months ended March 31, 2025, which consisted primarily of maturities of marketable securities of $44.4 million, partially offset by purchases of marketable securities of $15.7 million.

Financing Activities

For the three months ended March 31, 2026 and 2025, net cash provided by financing activities was zero.

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

We believe that the accounting policies described below involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of our operations. During the three-month period ended March 31, 2026, there were no material changes to our critical accounting policies from those described in our audited condensed consolidated financial statements for the year ended December 31, 2025, included in our Annual Report on Form 10-K filed with the SEC on March 6, 2026, except as noted below.

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

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 of the notes to our unaudited condensed consolidated financial statements for the three months ended March 31, 2026 included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks.

We had cash, cash equivalents, and marketable securities of $93.5 million as of March 31, 2026. The Company’s cash equivalents consist of interest-bearing U.S. treasury securities, money market funds, and corporate debt securities. Our exposure due to changes in interest rates is not material due to the nature and amount of our money-market funds and marketable securities.

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

We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

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

Item 1A. Risk Factors.

There have been no material changes to the Company’s risk factors as set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 6, 2026, which are hereby incorporated by reference. You should carefully review and consider the information regarding such risk factors and the risks and uncertainties described elsewhere in this report which could materially affect our business, financial condition or future prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds

Our initial public offering of our common stock was effected pursuant to a registration statement on Form S-1 (File No. 333-248627), which was declared effective by the SEC on September 24, 2020. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on September 24, 2020.

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

PMV Pharmaceuticals, Inc.

Date: May 12, 2026	By:	/s/ David H. Mack
David H. Mack, Ph.D.
President, Chief Executive Officer, and Director
(Principal Executive Officer)

PMV Pharmaceuticals, Inc.

Date: May 12, 2026	By:	/s/ Michael Carulli
Michael Carulli
Chief Financial Officer
(Principal Financial and Accounting Officer)