Form 10-Q
period 2026-06-30
PMV Pharmaceuticals, Inc.
filed 2026-08-14
CIK 1699382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, the registrant had 53,458,058 shares of common stock, $0.00001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
our financial performance;
•
the sufficiency of our existing cash, cash equivalents, and marketable securities to fund our future operating expenses and capital expenditure requirements, and our ability to continue as a going concern;
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
•
the timing or likelihood of regulatory filings and approvals, including our expectation to seek accelerated reviews or special designations, such as breakthrough therapy and orphan drug designation, for our product candidates,

ii

including our intention to seek accelerated approval for rezatapopt, our lead product candidate, for a platinum-resistant/refractory ovarian cancer harboring a TP53 Y220C mutation indication;
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

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the United States Securities and Exchange Commission, or the SEC, on March 6, 2026, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed with the SEC on May 12, 2026, as well as in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

PMV Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	June 30, 2026 (unaudited)	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$12,469	$37,983
Marketable securities, current	66,962	74,960
Prepaid expenses and other current assets	1,978	2,284
Total current assets	81,409	115,227
Property and equipment, net	154	237
Right-of-use assets	209	801
Other assets	296	297
Total assets	$82,068	$116,562
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,020	$3,155
Accrued expenses	8,331	7,857
Operating lease liabilities, current	217	403
Total current liabilities	10,568	11,415
Operating lease liabilities, noncurrent	—	435
Total liabilities	10,568	11,850
Commitments and contingencies (see Note 6)
Stockholders’ equity:
Preferred stock, $0.00001 par value, 5,000,000 shares authorized at June 30, 2026 and December 31, 2025. No shares issued or outstanding at June 30, 2026 and December 31, 2025.	—	—
Common stock, $0.00001 par value, 1,000,000,000 shares authorized; 53,460,432 and 53,331,766 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	—	—
Additional paid-in capital	554,160	551,082
Accumulated deficit	(482,578)	(446,454)
Accumulated other comprehensive income (loss)	(82)	84
Total stockholders’ equity	71,500	104,712
Total liabilities and stockholders’ equity	$82,068	$116,562

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PMV Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$14,676	$18,400	$30,006	$35,841
General and administrative	4,205	4,479	7,894	8,600
Total operating expenses	18,881	22,879	37,900	44,441
Loss from operations	(18,881)	(22,879)	(37,900)	(44,441)
Other income (expense):
Interest income, net	788	1,690	1,768	3,625
Other income (expense), net	10	(16)	11	(21)
Total other income	798	1,674	1,779	3,604
Loss before (benefit) for income taxes	(18,083)	(21,205)	(36,121)	(40,837)
Provision (benefit) for income taxes	3	5	3	(2,191)
Net loss	(18,086)	(21,210)	(36,124)	(38,646)
Unrealized (loss) on available for sale investments, net of tax	(67)	(61)	(168)	(123)
Foreign currency translation gain (loss)	—	(2)	2	6
Total other comprehensive loss	(67)	(63)	(166)	(117)
Total comprehensive loss	$(18,153)	$(21,273)	$(36,290)	$(38,763)

Net loss per share -- basic and diluted	$(0.34)	$(0.41)	$(0.68)	$(0.74)
Weighted-average common shares outstanding	53,386,909	52,010,827	53,359,490	51,981,607

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PMV Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2024	51,935,134	$—	$544,653	$139	$(368,712)	$176,080
Exercise of stock options	19,001	—	10	—	—	10
Stock-based compensation expense	—	—	1,508	—	—	1,508
Net loss	—	—	—	—	(17,436)	(17,436)
Unrealized loss on investments	—	—	—	(62)	—	(62)
Foreign currency translation gain	—	—	—	7	—	7
Balance at March 31, 2025	51,954,135	$—	$546,171	$84	$(386,148)	$160,107
Exercise of stock options, common stock issued under the 2020 ESPP, and release of vested restricted stock units	1,039,103	—	103	—	—	103
Stock-based compensation expense	—	—	1,668	—	—	1,668
Net loss	—	—	—	—	(21,210)	(21,210)
Unrealized loss on available for sale investments	—	—	—	(61)	—	(61)
Foreign currency translation loss	—	—	—	(2)	—	(2)
Balance at June 30, 2025	52,993,238	$—	$547,942	$21	$(407,358)	$140,605

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2025	53,331,766	$—	$551,082	$84	$(446,454)	$104,712
Stock-based compensation expense	—	—	1,392	—	—	1,392
Net loss	—	—	—	—	(18,038)	(18,038)
Unrealized loss on available for sale investments	—	—	—	(101)	—	(101)
Foreign currency translation gain	—	—	—	2	—	2
Balance at March 31, 2026	53,331,766	$—	$552,474	$(15)	$(464,492)	$87,967
Exercise of stock options, common stock issued under the 2020 ESPP, and release of vested restricted stock units	128,666	—	143	—	—	143
Stock-based compensation expense	—	—	1,543	—	—	1,543
Net loss	—	—	—	—	(18,086)	(18,086)
Unrealized loss on investments	—	—	—	(67)	—	(67)
Balance at June 30, 2026	53,460,432	$—	$554,160	$(82)	$(482,578)	$71,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PMV Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(36,124)	$(38,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,935	3,176
Depreciation	58	69
Accretion of discounts on marketable securities	(767)	(1,564)
Non-cash lease income	(5)	(4)
Gain on termination of lease, net	(24)	—
Loss on sales and disposals of fixed assets, net	25	38
Other, net	1	(16)
Change in operating assets and liabilities:
Prepaid expenses and other assets	306	3,167
Operating lease right-of-use assets and liabilities	—	—
Accounts payable	(1,135)	(3,981)
Accrued expenses	474	1,193
Net cash used in operating activities	(34,256)	(36,568)
Cash flows from investing activities:
Purchases of property and equipment	—	(15)
Proceeds from sale of property and equipment	—	30
Purchases of marketable securities	(37,404)	(46,689)
Maturities of marketable securities	46,001	86,374
Net cash provided by investing activities	8,597	39,700
Cash flows from financing activities:
Proceeds from the exercise of stock options and common stock issued under the 2020 Plan	143	113
Net cash provided by financing activities	143	113
Impact of exchange rates on cash and cash equivalents	2	6
Net (decrease) increase in cash and cash equivalents	(25,514)	3,251
Cash and cash equivalents
Cash and cash equivalents - beginning of period	37,983	40,876
Cash and cash equivalents - end of period	$12,469	$44,127

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

The Company has incurred net losses and negative cash flows from operations since its inception. During the three and six months ended June 30, 2026, the Company incurred a net loss of $18,086 and $36,124, respectively. For the six months ended June 30, 2026, the Company used $34,256 of cash for operations. At June 30, 2026, the Company had an accumulated deficit of $482,578. Cash, cash equivalents, and marketable securities were $79,431 as of June 30, 2026. Management expects to incur substantial additional operating losses for the next several years and may need to obtain additional debt or equity financings in order to complete development of its products, obtain regulatory approvals, launch and commercialize its products.

Liquidity and Going Concern

Management has determined that the Company’s current available cash, cash equivalents and marketable securities may not be sufficient to fund its planned operations for at least one year from the date of this Quarterly Report, and there is substantial doubt as to the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern will depend on, among other things, its ability to obtain additional funding and appropriately manage the amount of cash used to fund its operations. The Company plans to address this condition through public or private equity, convertible or debt financing or capital obtained in connection with strategic collaborations or licensing or other sources. There are inherent uncertainties as the outcome of these potential transactions are outside management’s control, and therefore there are no assurances that any of these potential transactions will occur. In addition, there can be no assurances that these transactions will sufficiently improve the Company’s liquidity or that the Company will otherwise realize the anticipated benefits. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, suspend or curtail planned programs, or pursue strategic alternatives. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on March 6, 2026. Since the date of those consolidated financial statements, there have been no changes to its significant accounting policies.

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the interim period reporting requirements of Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of June 30, 2026, the condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of stockholders’ equity and condensed consolidated statements of cash flows for the three and six months ended June 30, 2026 and 2025 are unaudited, but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for any interim period are not necessarily indicative of results for the year ending December 31, 2026, or for any other subsequent interim period. The condensed consolidated balance sheet as of December 31, 2025, has been derived from the Company’s audited consolidated financial statements.

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

The Company’s marketable debt securities have been classified and accounted for as available-for-sale. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term. The Company’s marketable debt securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive loss in stockholders’ equity. Premiums and discounts on marketable debt securities are amortized into earnings over the life of the security and recorded on the interest income, net line of the income statement. For the six months ended June 30, 2026 and 2025, the Company recorded $767 and $1,564 of accretion, respectively.

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

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, rapid technological change, cost of development, uncertainty of market acceptance of the product, competition from substitute products and larger companies, protection of proprietary technology, any future strategic relationships and dependence on key individuals.

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

3. Fair Value Measurements

The Company’s financial instruments consist of money market funds, U.S. government debt securities and corporate debt securities. Cash and cash equivalents includes money market funds, corporate securities, and government securities, which are measured at fair value on a recurring basis using quoted prices and are classified as Level 1. Marketable securities are measured at fair value based on inputs other than quoted prices that are derived from observable market data and are classified

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

as Level 2 inputs, except for investments in U.S. treasury securities and certificates of deposit which are classified as Level 1. There were no Level 3 assets or liabilities at June 30, 2026.

The following tables show the Company’s cash equivalents and available-for-sale securities’ carrying amounts and fair values as of June 30, 2026, and December 31, 2025:

	As of June 30, 2026
	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Quoted priced in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Money market funds	$12,436	$—	$—	$12,436	$12,436	$—	$—
Corporate securities	44,867	—	(65)	44,802	—	44,802	—
Government securities	22,186	1	(27)	22,160	22,160	—	—
Total financial assets	$79,489	$1	$(92)	$79,398	$34,596	$44,802	$—

	As of December 31, 2025
	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Quoted Priced in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Money market funds	$29,909	$—	$—	$29,909	$29,909	$—	$—
Corporate securities	30,636	12	(4)	30,644	—	30,644	—
Government securities	52,229	68	—	52,297	52,297	—	—
Total financial assets	$112,774	$80	$(4)	$112,850	$82,206	$30,644	$—

Cash Equivalents — As of June 30, 2026, the Company had aggregate cash and cash equivalents of $12,469, including cash equivalents of $12,436, consisting of money market funds and government securities. As of December 31, 2025, the Company had aggregate cash and cash equivalents of $37,983, including cash equivalents of $29,909, consisting of money market funds, and $7,981 in corporate securities.

Marketable Securities — Marketable securities of $66,962 as of June 30, 2026, consisted of corporate debt securities of $44,802 and government debt securities of $22,160. All marketable securities were classified as current, and the Company held no noncurrent marketable securities, as of June 30, 2026. Marketable securities of $74,960 as of December 31, 2025, consisted of corporate debt securities of $22,663 and government debt securities of $52,298. There were $74,960 of current marketable securities and no noncurrent marketable securities as of December 31, 2025.

As of June 30, 2026, and December 31, 2025, aggregated gross unrealized losses of available-for-sale investments were not material, and accordingly, no allowance for credit losses was recorded.

4. Property and Equipment, Net

	June 30, 2026	December 31, 2025
Machinery & equipment	$1,428	$1,447
Computers	13	13
Furniture & fixtures	23	23
Leasehold improvements	45	81
Total property and equipment	1,509	1,564
Less: Accumulated depreciation	(1,355)	(1,327)
Property and equipment, net	$154	$237

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

Depreciation expense for the three months ended June 30, 2026 and 2025 was $24 and $32, respectively. Depreciation expense for the six months ended June 30, 2026 and 2025 was $58 and $69, respectively.

5. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2026	December 31, 2025
Accrued compensation	$3,203	$4,532
Accrued research and development costs	4,865	3,130
Accrued legal and professional services	263	195
Total	$8,331	$7,857

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

In September 2024, the Company signed a sublease agreement for 3,205 square feet of office and laboratory space at 311 Pennington Rocky Hill Road in Hopewell, New Jersey (the “311 Pennington Sublease”). The Company utilized the premises as laboratory space for research and development activities. The term of the 311 Pennington Sublease extended through 2029 and provided the Company with the option to extend the term for an additional three year period. Payment under the 311 Pennington Sublease totaled $192 through February 2026.

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

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

The components of lease cost for the three and six months ended June 30, 2026 and 2025, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$82	$118	187	235
Variable lease cost	1	18	21	34
Short-term lease cost	75	—	100	—
Total lease cost	$158	$136	$308	$269

Amounts reported in the balance sheet for leases where the Company is the lessee as of June 30, 2026, and December 31, 2025, are as follows:

Operating Leases	June 30, 2026	December 31, 2025
Right-of-use assets, operating leases	$209	$801

Operating lease liabilities, current	$217	$403
Operating lease liabilities, non-current	-	435
Total operating lease liabilities	$217	$838

Weighted-average remaining lease term (years)	0.67	2.76
Weighted-average discount rate	13.70%	13.70%

Other information related to leases for the six months ended June 30, 2026 and 2025, respectively, are as follows:

	Six Months Ended June 30,
	2026	2025
Net cash paid for amounts included in the measurement of lease liabilities	$193	$240
Leased assets (derecognized) in exchange for new or modified operating lease liabilities	(432)	(170)

Future minimum lease payments, net of reimbursements, remaining as of June 30, 2026, under operating leases by fiscal year were as follows:

Fiscal year
2026	$169
2027	56
2028
2029
Thereafter
Total minimum lease payments	$225
Less: Amounts representing imputed interest	(8)
Present value of lease liabilities	$217

Rent expense recorded during the three months ended June 30, 2026 and 2025 was $157 and $118, respectively. Rent expense recorded during the six months ended June 30, 2026 and 2025 was $287 and $235, respectively.

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

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

7. Stockholders’ Equity

The Company is authorized to issue up to 1,000,000,000 shares of common stock with a par value of $0.00001 per share and 5,000,000 shares of preferred stock with a par value of $0.00001 per share. At June 30, 2026 and December 31, 2025, there were 53,460,432 and 53,331,766 shares of common stock issued and outstanding, respectively.

Common stockholders are entitled to receive dividends if and when declared by the board of directors subject to the rights of any preferred stockholders. As of June 30, 2026, no dividends on common stock had been declared by the Company.

ATM Program

On October 4, 2021, the Company entered into an at-the-market offering program (the “ATM Program”). Pursuant to the ATM Program, the Company may offer and sell shares of its common stock having aggregate gross sales proceeds of up to $150.0 million from time to time. During the three and six months ended June 30, 2026, the Company did not sell any shares of its common stock under the ATM Program. As of June 30, 2026, the Company has approximately $113.8 million remaining in gross proceeds available for future issuances of common stock under the ATM Program.

8. Stock Plan

2020 Equity Incentive Plan

The 2020 Equity Incentive Plan (the “2020 Plan”) was approved by the Company’s board of directors on September 24, 2020. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares of common stock initially reserved for issuance under the 2020 Plan was 4,406,374, which shall be increased, upon approval by the Company’s board of directors, on January 1, 2021 and each January 1 thereafter, in an amount equal to the least of (i) 4,406,374 shares of common stock, (ii) five percent (5%) of the outstanding common stock on the immediately preceding December 31, or (iii) such number of common stock determined by the board of directors no later than the immediately preceding December 31. For 2026, the compensation committee of the Company’s board of directors, as the 2020 Plan administrator, exercised its discretion under clause (ii) to increase the number of shares of common stock reserved for issuance under the 2020 Plan by 2,666,470 shares, effective as of January 1, 2026. As of June 30, 2026, there were 3,185,748 shares available for issuance under the 2020 Plan.

On January 18, 2024, the Company granted 952,665 RSUs to employees VP-level or higher, pursuant to an employee retention program approved by the compensation committee of the Company’s board of directors. As of June 30, 2025 such RSUs were fully vested and common stock was issued upon settlement of the RSUs.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was approved by the Company’s board of directors on September 24, 2020. A total of 400,752 shares of common stock were initially reserved for issuance under this plan, which shall be increased, upon approval by the Company’s board of directors, on January 1, 2021 and each January 1 thereafter, to the lesser of (i) 801,504 shares of common stock, (ii) 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the board of directors or any of its committees no later than the last day of the immediately preceding fiscal year. For 2026, the Company’s board of directors waived the annual increase to the shares reserved under the 2020 ESPP. As of June 30, 2026, 740,081 shares are issued or outstanding, and there were 1,033,530 shares available for issuance, under the 2020 ESPP.

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

The following table summarizes option activity for the six-month period ended June 30, 2026:

	Options Outstanding
			Weighted-
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual Life	Value
	Options	Price	(in years)	(in 000s)
Balances at December 31, 2025	11,990,688	$2.43	7.74	$86
Options granted	3,898,665	$1.51
Options forfeited / cancelled	(79,818)	$1.70
Options exercised	—	—
Balances June 30, 2026 (unaudited)	15,809,535	$2.21	7.83	$218
At June 30, 2026
Vested and expected to vest	15,809,535	$2.21	7.83	$218
Exercisable	7,191,393	$3.06	6.58	$110

At June 30, 2026, the total compensation cost related to nonvested awards not yet recognized was $12,278. The weighted-average period over which the nonvested awards is expected to be recognized was 2.7 years.

The Company estimated the fair value of the options using the Black-Scholes options valuation model. The fair value of the options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value was estimated using the following assumptions:

	For the Six Months Ended June 30,
	2026	2025
Risk-free interest rate	3.82% - 4.27%	3.89% - 4.48%
Expected life (in years)	5.50 - 6.25	5.50 - 6.25
Dividend yield	0%	0%
Expected volatility	77.29% - 77.77%	78.67% - 80.22%

The weighted average assumptions used to estimate the fair value of stock purchase rights under the ESPP are as follows:

	For the Six Months Ended June 30,
	2026	2025
Risk-free interest rate	3.75%	4.33%
Expected life (in years)	0.50	0.50
Dividend yield	0%	0%
Expected volatility	77.77%	78.67%

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

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

Restricted Stock Units

For the quarter ending June 30, 2026, no RSU awards were granted, vested, or unvested. As of June 30, 2026 there was no unrecognized compensation cost related to RSUs that are expected to vest.

Stock-based compensation expense recorded under ASC 718 related to stock options granted and common stock issued under the 2020 ESPP were allocated to research and development and general and administrative expense as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$697	$741	$1,335	$1,377
General and administrative	846	927	1,600	1,799
Total stock-based compensation	$1,543	$1,668	$2,935	$3,176

Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	$1,510	$1,341	$2,870	$2,516
Restricted stock units	—	281	—	559
Employee stock purchase plan	33	46	65	101
Total stock-based compensation	$1,543	$1,668	$2,935	$3,176

9. Income Taxes

The Company’s effective tax rates were 0% and 0% for the three months ended June 30, 2026 and 2025, respectively.

During the three and six months ended June 30, 2026 and 2025, the Company recorded a full valuation allowance on federal and state net deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

The State of New Jersey’s Technology Business Tax Certificate Program allows certain high technology and biotechnology companies to sell unused net-operating loss (“NOL”) carryforwards and R&D tax credits to other New Jersey-based corporate taxpayers. For the six months ended June 30, 2025, we received a benefit for income taxes of $2,196. As of June 30, 2025, the Company received $18,372 of cash for the NOL and R&D tax credit sales related to the tax years ended December 31, 2015 to 2023. For the six months ended June 30, 2026, the Company did not receive any benefit for income taxes.

10. Net Loss per Share

The Company excluded all outstanding stock options and RSUs at each period end from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect. The following common stock equivalents were excluded from the calculation of diluted net loss per share:

	As of June 30,
	2026	2025
Options to purchase common stock	15,809,535	12,211,331
Expected shares to be purchased under 2020 ESPP	6,845	6,845
Total	15,816,380	12,218,176

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

11. Related Parties

The Company has consulting agreements with two members of its board of directors. Total consulting fees paid during the three months ended June 30, 2026 and 2025 were $30 and $50, respectively. Total consulting fees paid during the six months ended June 30, 2026 and 2025 were $60 and $100, respectively. There were no amounts owed under the consulting agreements as of June 30, 2026.

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

The CEO regularly reviews the condensed consolidated statement of operations and a disaggregation of operating expenses, of which the significant expenses are related to research and development. The following table represents the significant segment expenses regularly provided to the CEO:

	For the Six Months Ended June 30,
	2026	2025
Research and Development
Research	$1,487	$2,571
Development	19,350	24,875
Personnel related	7,834	7,018
Stock-based compensation	1,335	1,377
Total research and development	30,006	$35,841
General and administration
Personnel related	$2,992	$2,896
Stock-based compensation	1,600	1,799
External	3,302	3,905
Total general and administrative	7,894	8,600
Loss from Operations	$37,900	$44,441

13. Subsequent Event

The Company has evaluated subsequent events through August 14, 2026, the date these financial statements were issued. The Company determined that there were no subsequent events that required adjustment to or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto as of and for the years ended December 31, 2025 and 2024 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “Contractual Obligations and Commitments” and “Critical Accounting Policies and Estimates,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission, or the SEC, on March 6, 2026. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to PMV Pharmaceuticals, Inc.

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

Since our formation in March 2013, we have devoted substantially all of our time and efforts to performing research and development activities, advancing our lead product candidate toward regulatory approval, and raising capital. We are not profitable and have incurred losses in each year since our inception. During the three and six months ended June 30, 2026, we incurred net losses of $18.1 million and $36.1 million, respectively. As of June 30, 2026, we had an accumulated deficit of $482.6 million. We do not currently have any product candidates approved for sale, and we continue to incur significant research and development and general and administrative expenses related to our operations. We initiated a Phase 1/2 clinical trial, PYNNACLE, in October 2020 for our lead product candidate, rezatapopt. Our strategy is to seek approval under an accelerated pathway, and we believe the Phase 2 portion of the PYNNACLE clinical trial has the potential to serve as a pivotal study. In October 2020, we were granted FDA Fast Track designation of rezatapopt for the treatment of patients with locally advanced or metastatic solid tumors that have a p53 Y220C mutation. In July 2023, we met with the FDA at an End of Phase 1 meeting where alignment was obtained on the recommended Phase 2 dose and key elements of the single arm, Phase 2 registrational portion of the PYNNACLE study. In October 2023, we presented our updated Phase 1 clinical data for rezatapopt at the 2023 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics Annual Meeting. We dosed our first patient in the pivotal Phase 2 monotherapy portion of the PYNNACLE study in the first quarter of 2024. In September 2025, we announced interim data from the Phase 2 pivotal portion of the PYNNACLE clinical trial, which was updated in October 2025 in a late-breaking oral presentation and poster presentation at the 2025 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics Meeting. In March 2026, rezatapopt was granted Orphan Drug Designation, or ODD, from the FDA for the treatment of TP53 Y220C positive ovarian cancer, fallopian tube cancer, and primary peritoneal cancer. In April 2026, we presented interim ovarian cancer data from the Phase 2 pivotal portion of the PYNNACLE clinical trial, in an oral presentation at the 2026 Society of Gynecologic Oncology Meeting. Enrollment of platinum-resistant/refractory ovarian cancer patients for the primary analysis in the Phase 2 monotherapy portion of the study has been completed. We plan to submit our initial New Drug Application, or NDA, via accelerated approval for platinum resistant/refractory ovarian cancer in the first quarter of 2027.

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

Management has determined that our current available cash, cash equivalents and marketable securities may not be sufficient to fund our planned operations for at least one year from the date of this Quarterly Report, and there is substantial doubt as to our ability to continue as a going concern. For additional information, see “Note 1 — Formation and Business of the Company— Liquidity and Going Concern.”

We plan to continue to use third-party service providers, including clinical research organizations, or CROs, and contract manufacturing organizations, or CMOs, to carry out our preclinical and clinical development and to manufacture and supply the materials to be used during the development and commercialization of our product candidates. We do not currently have a sales force or commercial infrastructure, and we will need to develop these capabilities, or contract with third parties to perform these functions, to commercialize any product candidate that receives regulatory approval.

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

Operating Expenses

Research and Development Expenses

Our research and development expenses consist primarily of costs incurred to conduct research, such as the discovery and development of our product candidates as well as the development of future product candidates. Research and development expenses include personnel costs, including stock-based compensation expense, third-party contractor services, and depreciation and maintenance of research equipment. We expense research and development costs as they are incurred.

We do not allocate our costs by product candidate or development program, as a significant amount of research and development expenses include compensation costs, materials, supplies, depreciation on and maintenance of research equipment, and the cost of services provided by outside contractors, which are not tracked by product candidate or development program. In particular, with respect to internal costs, several of our departments support multiple product candidate research and development programs, and therefore the costs cannot be allocated to a particular product candidate or development program. Substantially all of our research and development costs are associated with our lead product candidate, rezatapopt. We initiated our Phase 1/2 PYNNACLE clinical trial in October 2020, and on that date, we were granted FDA Fast Track designation of rezatapopt for the treatment of patients with locally advanced or metastatic solid tumors that have a p53 Y220C mutation. In October 2023, we presented our updated Phase 1 clinical data for rezatapopt at the 2023 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics Meeting. In September 2025, we announced interim data from the Phase 2 pivotal portion of the PYNNACLE clinical trial, which was updated in October 2025 in a late-breaking oral presentation and poster presentation at the 2025 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics Meeting. In March 2026, rezatapopt was granted ODD from the FDA for the treatment of TP53 Y220C positive ovarian cancer, fallopian tube cancer, and primary peritoneal cancer. Enrollment of platinum-resistant/refractory ovarian cancer patients for the primary analysis in the Phase 2 monotherapy portion of the study has been completed. We plan to submit our initial New Drug Application, or NDA, via accelerated approval for platinum resistant/refractory ovarian cancer in the first quarter of 2027.

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

Results of Operations

Comparison of the Three Months ended June 30, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,
Statement of operations data:	2026 (Unaudited)	2025 (Unaudited)	Change
Operating expenses:
Research and development	$14,676	$18,400	$(3,724)
General and administrative	4,205	4,479	(274)

Total operating expenses	18,881	22,879	(3,998)

Loss from operations	(18,881)	(22,879)	3,998
Other income (expense):
Interest income, net	788	1,690	(902)
Other income (expense), net	10	(16)	26

Total other income (expense)	798	1,674	(876)

Loss before (benefit) provision for income taxes	(18,083)	(21,205)	3,122
Provision (benefit) for income taxes	3	5	(2)

Net loss	$(18,086)	$(21,210)	$3,124

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Three Months Ended June 30,
Statement of operations data:	2026 (Unaudited)	2025 (Unaudited)	Change
Research	$478	$1,347	$(869)
Development	9,612	12,865	(3,253)
Personnel related	3,889	3,447	442
Stock-based compensation	697	741	(44)
Total	$14,676	$18,400	$(3,724)

Research and development expenses were $14.7 million for the three months ended June 30, 2026, compared to $18.4 million for the three months ended June 30, 2025. The decrease of $3.7 million, compared to the three months ended June 30, 2025, was primarily due to the following:

•
$4.1 million decrease in research and development expenses largely driven by decreased contract research organization costs for advancing our lead product candidate, rezatapopt; offset by
•
$0.5 million increase in personnel related costs.

General and Administrative Expenses

General and administrative expenses were $4.2 million for the three months ended June 30, 2026, compared to $4.5 million for the three months ended June 30, 2025. The decrease of $0.3 million, compared to the three months ended June 30, 2025, was primarily due to the following:

•
$0.1 million decrease in personnel expenses driven by a decrease in stock-based compensation costs and $0.2 million decrease in finance support costs.

Interest Income, Net

Interest income, net primarily consists of interest income from our interest-bearing cash, cash equivalents, and marketable securities and interest costs related to accretion and amortization of discounts and premiums on marketable securities. Interest income, net was $0.8 million for the three months ended June 30, 2026, compared to $1.7 million for the three months ended June 30, 2025. The decrease of $0.9 million was driven by decreased average invested balances in marketable securities and U.S. treasuries during the three months ended June 30, 2026.

Comparison of the Six Months ended June 30, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,
Statement of operations data:	2026 (Unaudited)	2025 (Unaudited)	Change
Operating expenses:
Research and development	$30,006	$35,841	$(5,835)
General and administrative	7,894	8,600	(706)

Total operating expenses	37,900	44,441	(6,541)

Loss from operations	(37,900)	(44,441)	6,541
Other income (expense):
Interest income, net	1,768	3,625	(1,857)
Other income, net	11	(21)	32

Total other income	1,779	3,604	(1,825)

Loss before provision for income taxes	(36,121)	(40,837)	4,716
Income taxes	3	(2,191)	2,194

Net loss	$(36,124)	$(38,646)	$2,522

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Six Months Ended June 30,
Statement of operations data:	2026 (Unaudited)	2025 (Unaudited)	Change
Research	$1,487	$2,571	$(1,084)
Development	19,350	24,875	(5,525)
Personnel related	7,834	7,018	816
Stock-based compensation	1,335	1,377	(42)
Total	$30,006	$35,841	$(5,835)

Research and development expenses were $30.0 million for the six months ended June 30, 2026, compared to $35.8 million for the six months ended June 30, 2025. The decrease of $5.8 million, compared to the six months ended June 30, 2025, was primarily due to the following:

•
$6.5 million decrease in research and development expenses largely driven by decreased contract research organization costs for advancing our lead product candidate, rezatapopt; offset by
•
$0.7 million increase in expenses for personnel related costs.

General and Administrative Expenses

General and administrative expenses were $7.9 million for the six months ended June 30, 2026, compared to $8.6 million for the six months ended June 30, 2025. The decrease of $0.7 million, compared to the six months ended June 30, 2025, was primarily due to the following:

•
$0.6 million decrease in finance and legal support costs, and $0.1 million decrease in personnel expenses driven by a decrease in stock-based compensation costs.

Interest Income, Net

Interest income, net primarily consists of interest income from our interest-bearing cash, cash equivalents, and marketable securities and interest costs related to accretion and amortization of discounts and premiums on marketable securities. Interest income, net was $1.8 million for the six months ended June 30, 2026, compared to $3.6 million for the six months ended June 30, 2025. The decrease of $1.8 million compared to the six months ended June 30, 2025, was driven by decreased average invested balances in marketable securities and U.S. treasuries during the six months ended June 30, 2026.

Income Tax Benefit

The State of New Jersey’s Technology Business Tax Certificate Program allows certain high technology and biotechnology companies to sell NOL carryforwards and R&D tax credits to other New Jersey-based corporate taxpayers. As of June 30, 2025, we received $18.4 million of cash for the NOL and R&D tax credit sales related to the tax years ended December 31, 2015 to 2023. The sale of the NOLs and R&D tax credits have been recorded as an income tax benefit within the condensed consolidated statement of operations. For the six months ended June 30, 2025, we had reached the sale limit established by the program and received a benefit for income taxes of $2.2 million. We did not receive any benefit for income taxes for the six months ended June 30, 2026.

Liquidity and Capital Resources

Our financial condition is summarized as follows (in thousands):

	As of June 30,	As of December 31,
	2026	2025	Change
Financial assets:
Cash and cash equivalents	$12,469	$37,983	$(25,514)
Marketable securities – current	66,962	74,960	(7,998)
Marketable securities – noncurrent	—	—	—
Total financial assets	$79,431	$112,943	$(33,512)

Working capital:
Current assets	$81,409	$115,227	$(33,818)
Current liabilities	10,568	11,415	(847)
Total working capital	$70,841	$103,812	$(32,971)

Sources of Liquidity

Since our inception, we have not generated any revenue from any product sales or any other sources and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates. Even if the Company's drug development and commercialization efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales. As of June 30, 2026, we had cash, cash equivalents, and marketable securities of $79.4 million and an accumulated deficit of $482.6 million. We have financed our operations primarily through issuance and sales of our equity securities.

On November 20, 2024 we filed a shelf registration statement on Form S-3 (File No. 333-283349) with the SEC and a prospectus supplement, which registered the offering, issuance and sale of up to $200.0 million of various equity and debt securities and up to $113.8 million of common stock pursuant to an at-the-market equity offering program with Jefferies LLC, dated October 4, 2021, or the ATM Program. The SEC declared the registration statement effective on November 27, 2024. During the three and six months ending June 30, 2026, we did not sell any shares of our common stock pursuant to the ATM Program. As of June 30, 2026, we had approximately $113.8 million remaining in gross proceeds available for future issuances of common stock under the ATM Program.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with CROs and other vendors to assist in the performance of our research and development activities and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts.

In September 2024, we signed two subleases, one for 14,201 square feet of office space at 400 Alexander Park Drive, Suite 301, in Princeton, New Jersey, to be used as our new headquarters, or the 400 Alexander Sublease, and the other for 3,205 square feet of office and laboratory space at 311 Pennington Rocky Hill in Hopewell, New Jersey, to be used for our new laboratory space, or the 311 Pennington Sublease. The 400 Alexander Sublease term extends until February 2027. Amounts related to future lease payments for the 400 Alexander Sublease as of June 30, 2026, totaled $0.3 million with $0.3 million to be paid within the next 12 months. In March 2026, the 311 Pennington Sublease was terminated by the sublessor and we recorded a net gain of approximately $24 thousand, which was recognized in General and Administrative expense.

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

Due to our significant research and development expenditures, we have generated substantial operating losses in each period since inception. We have incurred an accumulated deficit of $482.6 million through June 30, 2026. We expect to incur substantial additional losses in the future. For the six months ended June 30, 2026 and 2025, our cash operating expenditures were $34.3 million and $36.6 million, respectively. Based on our research and development plans, we expect that our cash, cash equivalents, and marketable securities as of June 30, 2026 will be sufficient to fund our planned operations through the second quarter of 2027, which is less than one year from the date of this Quarterly Report. As a result, management has determined that there is substantial doubt as to our ability to continue as a going concern.

Our ability to continue as a going concern will depend on, among other things, our ability to obtain additional funding and appropriately manage the amount of cash used to fund our operations. We plan to address this condition through public or private equity, convertible or debt financing or capital obtained in connection with strategic collaborations or licensing or other sources. There are inherent uncertainties as the outcome of these potential transactions are outside management’s control, and therefore there are no assurances that any of these potential transactions will occur. In addition, there can be no assurances that these transactions will sufficiently improve our liquidity or that we will otherwise realize the anticipated benefits. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, suspend or curtail planned programs, or pursue strategic alternatives. Any of these actions could materially harm our business, results of operations and future prospects.

We have based this estimate on assumptions that may prove to be wrong, however, and we could use our capital resources sooner than we expect.

The timing and amount of our operating expenditures will depend largely on:

•
the timing and progress of preclinical, clinical development and commercial preparatory activities;
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
•
the cost and timing of regulatory approvals; and
•
our efforts to manage our office headquarters, enhance operational systems and hire additional personnel to support development and commercialization of our product candidates and satisfy our obligations as a public company.

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

Cash Flows

The following table summarizes our cash flows for the period indicated (in thousands):

	Six Months Ended June 30,
	2026 (Unaudited)	2025 (Unaudited)
Cash used in operating activities	$(34,256)	$(36,568)
Cash provided by (used in) investing activities	8,597	39,700
Cash provided by financing activities	143	113
Impact of exchange rates on cash and cash equivalents	2	6
Net increase (decrease) in cash and cash equivalents	$(25,514)	$3,251

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026, was $34.3 million, which consisted primarily of net loss of $36.1 million, partially offset by non-cash charges of $2.2 million. Changes in our net operating assets and liabilities decreased operating cash by $0.4 million. The non-cash charges primarily consisted of stock-based compensation of $2.9 million, accretion of discounts on marketable securities of $0.8 million, and depreciation of $0.1 million. The change in our net operating assets and liabilities was primarily due to a decrease in accounts payable, partially offset by an increase in accrued expenses and a decrease in prepaid expenses and other assets.

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

Investing Activities

Our investing activities provided $8.6 million of cash during the six months ended June 30, 2026, which consisted primarily of maturities of marketable securities of $46.0 million, partially offset by purchases of marketable securities of $37.4 million.

Our investing activities provided $39.7 million of cash during the six months ended June 30, 2025, which consisted primarily of maturities of marketable securities of $86.4 million, partially offset by purchases of marketable securities of $46.7 million.

Financing Activities

Our financing activities provided $0.1 million and $0.1 million of cash during the six months ended June 30, 2026 and 2025, respectively. This consisted of $0.1 million of proceeds from the purchase of common stock under our 2020 ESPP during the six months ended June 30, 2026 and $0.1 million of proceeds from the exercise of stock options for the six months ended June 30, 2025.

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

We believe that the accounting policies described below involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of our operations. During the six-month period ended June 30, 2026, there were no material changes to our critical accounting policies from those described in our audited consolidated financial statements for the year ended December 31, 2025, included in our Annual Report on Form 10-K filed with the SEC on March 6, 2026, except as noted below.

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

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 of the notes to our unaudited condensed consolidated financial statements for the six months ended June 30, 2026 included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks.

We had cash, cash equivalents, and marketable securities of $79.4 million as of June 30, 2026. The Company’s cash equivalents consist of interest-bearing U.S. government securities, money market funds, and corporate debt securities. Our exposure due to changes in interest rates is not material due to the nature and amount of our money-market funds and marketable securities.

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

We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

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

Item 1A. Risk Factors.

Other than as described below, there have been no material changes to the Company’s risk factors as set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 6, 2026, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, as filed with the SEC on May 12, 2026, which are hereby incorporated by reference. You should carefully review and consider the information regarding such risk factors and the risks and uncertainties described elsewhere in this report which could materially affect our business, financial condition or future prospects.

There is substantial doubt as to our ability to continue as a going concern. We may need additional financing to execute our business plan, to fund our operations, and to continue as a going concern. Our disclosure regarding the substantial doubt as to our ability to continue as a going concern may hinder our ability to obtain further financing.

Due to our recurring operating losses and negative cash flows from operations and our dependence on and uncertainty around our ability to obtain additional financing to fund our operations after our current resources are exhausted, management has determined that our present capital resources may not be sufficient to fund our planned operations for at least one year from the date of this Quarterly Report, and there is substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, which may divert management’s attention, and no assurances can be given that additional funding will be available to us on commercially reasonable terms, or at all. If we are unable to raise sufficient capital when needed, our business, financial condition and results of operations will be materially adversely affected, and we will need to modify our operational plans to continue as a going concern. If we are unable to obtain sufficient financing, we may be required to delay, reduce the scope of, or cease some or all of our research and development programs, or pursue strategic alternatives. Moreover, the reaction of investors to the inclusion of a going concern statement in our financial statements and our potential inability to continue as a going concern could adversely affect the price of our common stock and our ability to raise new capital or enter into collaborative or other transactions.

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

(c) Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39539	3.1	September 29, 2020

3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-39539	3.3	May 10, 2023

31.1+	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

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

PMV Pharmaceuticals, Inc.

Date: August 14, 2026	By:	/s/ David H. Mack
David H. Mack, Ph.D.
President, Chief Executive Officer, and Director
(Principal Executive Officer)

PMV Pharmaceuticals, Inc.

Date: August 14, 2026	By:	/s/ Michael Carulli
Michael Carulli
Chief Financial Officer
(Principal Financial and Accounting Officer)