Form 10-Q
period 2026-09-30
PMV Pharmaceuticals, Inc.
filed 2026-11-10
CIK 1699382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 10, 2026, the registrant had 75,534,742 shares of common stock, $0.00001 par value per share, outstanding.

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
•
our anticipated use of our existing cash, cash equivalents, and marketable securities;
•
the implementation of our strategic plans for our business and product candidates;
•
the size of the market opportunity for our product candidates and our ability to maximize those opportunities;
•
the initiation, timing, progress and results of our research and development programs, preclinical studies, clinical trials and investigational new drug applications, or IND, including potential NDA acceptance for rezatapopt, and other regulatory submissions;
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
•
the timing or likelihood of regulatory filings and approvals, including our expectation to seek accelerated reviews for our product candidates, including our intention to seek accelerated approval for rezatapopt, our lead product candidate, for a platinum-resistant/refractory ovarian cancer harboring a TP53 Y220C mutation indication;
•
our plans relating to the further development and manufacturing of our product candidates, including for additional indications that we may pursue;
•
existing regulations and regulatory developments in the United States and other jurisdictions;

ii

•
our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available;
•
our plans to rely on third parties to conduct and support our development and commercialization activities;
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

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the United States Securities and Exchange Commission, or the SEC, on March 6, 2026, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed with the SEC on May 12, 2026, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed with the SEC on August 14, 2026, as well as in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

PMV Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	September 30, 2026 (unaudited)	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$19,994	$37,983
Marketable securities, current	82,566	74,960
Prepaid expenses and other current assets	2,334	2,284
Total current assets	104,894	115,227
Property and equipment, net	131	237
Marketable securities, noncurrent	5,955	—
Right-of-use assets	133	801
Other assets	291	297
Total assets	$111,404	$116,562
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,638	$3,155
Accrued expenses	8,913	7,857
Operating lease liabilities, current	138	403
Total current liabilities	10,689	11,415
Operating lease liabilities, noncurrent	—	435
Warrant liability	43,607	—
Total liabilities	54,296	11,850
Stockholders’ equity:
Preferred stock, $0.00001 par value, 5,000,000 shares authorized at September 30, 2026 and December 31, 2025. No shares issued or outstanding at September 30, 2026 and December 31, 2025.	—	—
Common stock, $0.00001 par value, 1,000,000,000 shares authorized; 75,534,742 and 53,331,766 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively.	—	—
Additional paid-in capital	574,214	551,082
Accumulated deficit	(516,950)	(446,454)
Accumulated other comprehensive (loss) income	(156)	84
Total stockholders’ equity	57,108	104,712
Total liabilities and stockholders’ equity	$111,404	$116,562

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PMV Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$16,063	$18,210	$46,069	$54,050
General and administrative	4,000	4,312	11,894	12,914
Total operating expenses	20,063	22,522	57,963	66,964
Loss from operations	(20,063)	(22,522)	(57,963)	(66,964)
Other income (expense):
Interest income, net	830	1,480	2,598	5,105
Other expense, net	(21)	(23)	(10)	(44)
Change in fair value of warrant liability	(12,781)	—	(12,781)	—
Offering costs allocated to warrant liability	(2,344)	—	(2,344)	—
Total other (expense) income, net	(14,316)	1,457	(12,537)	5,061
Loss before benefit for income taxes	(34,379)	(21,065)	(70,500)	(61,903)
Benefit from income taxes	(7)	(6)	(4)	(2,198)
Net loss	(34,372)	(21,059)	(70,496)	(59,705)
Unrealized (loss) gain on available-for-sale investments, net of tax	(76)	69	(244)	(55)
Foreign currency translation gain	2	1	4	7
Total other comprehensive (loss) income	(74)	70	(240)	(48)
Total comprehensive loss	$(34,446)	$(20,989)	$(70,736)	$(59,753)

Net loss per share - basic and diluted	$(0.52)	$(0.40)	$(1.22)	$(1.14)
Weighted-average common shares outstanding, basic and diluted	66,229,345	52,993,238	57,696,584	52,322,523

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PMV Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2024	51,935,134	$—	$544,653	$139	$(368,712)	$176,080
Exercise of stock options	19,001	—	10	—	—	10
Stock-based compensation expense	—	—	1,508	—	—	1,508
Net loss	—	—	—	—	(17,436)	(17,436)
Unrealized loss on investments	—	—	—	(62)	—	(62)
Foreign currency translation gain	—	—	—	7	—	7
Balance at March 31, 2025	51,954,135	$—	$546,171	$84	$(386,148)	$160,107
Exercise of stock options, common stock issued under the 2020 ESPP, and release of vested restricted stock units	1,039,103	—	103	—	—	103
Stock-based compensation expense	—	—	1,668	—	—	1,668
Net loss	—	—	—	—	(21,210)	(21,210)
Unrealized loss on investments	—	—	—	(61)	—	(61)
Foreign currency translation loss	—	—	—	(2)	—	(2)
Balance at June 30, 2025	52,993,238	$—	$547,942	$21	$(407,358)	$140,605
Stock-based compensation expense	—	—	1,383	—	—	1,383
Net loss	—	—	—	—	(21,059)	(21,059)
Unrealized gain on available-for-sale investments	—	—	—	69	—	69
Foreign currency translation gain	—	—	—	1	—	1
Balance at September 30, 2025	52,993,238	$—	$549,325	$91	$(428,417)	$120,999

PMV Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2025	53,331,766	$—	$551,082	$84	$(446,454)	$104,712
Stock-based compensation expense	—	—	1,392	—	—	1,392
Net loss	—	—	—	—	(18,038)	(18,038)
Unrealized loss on available-for-sale investments	—	—	—	(101)	—	(101)
Foreign currency translation gain	—	—	—	2	—	2
Balance at March 31, 2026	53,331,766	$—	$552,474	$(15)	$(464,492)	$87,967
Exercise of stock options, common stock issued under the 2020 ESPP, and release of vested restricted stock units	128,666	—	143	—	—	143
Stock-based compensation expense	—	—	1,543	—	—	1,543
Net loss	—	—	—	—	(18,086)	(18,086)
Unrealized loss on investments	—	—	—	(67)	—	(67)
Balance at June 30, 2026	53,460,432	$—	$554,160	$(82)	$(482,578)	$71,500
Exercise of stock options, common stock issued under the 2020 ESPP, and release of vested restricted stock units	19,310	—	26	—	—	26
Issuance of common stock and Pre-Funded Warrants, net of issuance costs	22,055,000	—	18,423	—	—	18,423
Stock-based compensation expense	—	—	1,605	—	—	1,605
Net loss	—	—	—	—	(34,372)	(34,372)
Unrealized loss on available-for-sale investments	—	—	—	(76)	—	(76)
Foreign currency translation gain	—	—	—	2	—	2
Balance at September 30, 2026	75,534,742	$—	$574,214	$(156)	$(516,950)	$57,108

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PMV Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(70,496)	$(59,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,539	4,559
Change in fair value of warrant liability	12,781	—
Offering costs allocated to warrant liability	2,344	—
Depreciation	81	100
Accretion of discounts on marketable securities	(1,200)	(2,258)
Non-cash lease income	(8)	(7)
Loss on sales and disposals of fixed assets, net	24	37
Gain on lease termination	(24)	—
Other, net	4	(15)
Change in operating assets and liabilities:
Prepaid expenses and other assets	(24)	3,005
Accounts payable	(1,517)	(3,180)
Accrued expenses	1,056	1,076
Net cash used in operating activities	(52,440)	(56,388)
Cash flows from investing activities:
Purchases of property and equipment	—	(14)
Proceeds from sale of property and equipment	1	31
Purchases of marketable securities	(78,568)	(67,162)
Maturities of marketable securities	65,966	118,873
Net cash (used) provided by investing activities	(12,601)	51,728
Cash flows from financing activities:
Proceeds from issuance of common stock, Pre-Funded Warrants and Common Stock Warrants	50,765	—
Offering costs	(3,860)	—
Proceeds from the exercise of stock options and common stock issued under the 2020 EIP	143	113
Net cash provided by financing activities	47,048	113
Impact of exchange rates on cash and cash equivalents	4	8
Net decrease in cash and cash equivalents	(17,989)	(4,539)
Cash and cash equivalents
Cash and cash equivalents - beginning of period	37,983	40,876
Cash and cash equivalents - end of period	$19,994	$36,337

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

The Company has incurred net losses and negative cash flows from operations since its inception. During the three and nine months ended September 30, 2026, the Company incurred a net loss of $34,372 and $70,496, respectively. For the nine months ended September 30, 2026, the Company used $52,440 of cash for operations. At September 30, 2026, the Company had an accumulated deficit of $516,950. Cash, cash equivalents, and marketable securities were $108,515 as of September 30, 2026. Management expects to incur substantial additional operating losses for the next several years and may need to obtain additional debt or equity financings in order to complete development of its products, obtain regulatory approvals, launch and commercialize its products and continue research and development programs. The Company believes it has adequate cash, cash equivalents, and marketable securities to operate for the next 12 months from the date of issuance of these unaudited condensed consolidated financial statements.

Liquidity and Going Concern

In connection with the issuance of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (the “Q2 2026 10-Q”), management determined that the Company’s then-available cash, cash equivalents, and marketable securities may not have been sufficient to fund its planned operations for at least one year from the issuance date of the Q2 2026 10-Q and that there was substantial doubt as to the Company’s ability to continue as a going concern. On September 2, 2026, the Company completed an underwritten public offering of 22,055,000 shares of its common stock and, in lieu of common stock to certain investors, Pre-Funded Warrants (the “Pre-Funded Warrants”) to purchase 19,900,000 shares of common stock, together with accompanying common stock warrants (the “Common Stock Warrants”) to purchase an aggregate of 41,955,000 shares of common stock (the “August 2026 Public Offering”). The Company received gross proceeds of approximately $50.8 million and net proceeds of approximately $46.9 million, after deducting underwriting discounts and commissions and offering expenses. In assessing its ability to continue as a going concern the company carefully evaluated the conditions and events that may raise substantial doubt about its ability to continue operations for one year from the filing of this Quarterly Report. This evaluation considered several factors, including the Company’s current financial condition and available liquidity resources, which now include the proceeds from the August 2026 Public Offering. Management believes that the Company’s cash, cash equivalents, and marketable securities of $108.5 million as of September 30, 2026, which include the net proceeds from the August 2026 Public Offering, will be sufficient to fund its planned operations for at least one year from the date of this Quarterly Report. This assessment does not assume the receipt of any proceeds from the exercise of the Common Stock Warrants. As a result, management has concluded that there is no longer substantial doubt about the Company’s ability to continue as a going concern as of the date of this Quarterly Report.

The Company will need to obtain additional funding in the future to complete the development and potential commercialization of its product candidates. The Company expects to obtain such funding through public or private equity, convertible or debt financing or capital obtained in connection with strategic collaborations or licensing or other sources. There are inherent uncertainties as the outcome of these potential transactions are outside management’s control, and therefore there are no assurances that any of these potential transactions will occur. In addition, there can be no assurances that these transactions will sufficiently improve the Company’s liquidity or that the Company will otherwise realize the anticipated benefits. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

spending, extend payment terms with suppliers, liquidate assets where possible, suspend or curtail planned programs, or pursue strategic alternatives. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on March 6, 2026. Since the date of those consolidated financial statements, there have been no changes to its significant accounting policies, except as described below.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the interim period reporting requirements of Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of September 30, 2026, the condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of stockholders’ equity and condensed consolidated statements of cash flows for the three and nine months ended September 30, 2026 and 2025 are unaudited, but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for any interim period are not necessarily indicative of results for the year ending December 31, 2026, or for any other subsequent interim period. The condensed consolidated balance sheet as of December 31, 2025, has been derived from the Company’s audited consolidated financial statements.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, research and development costs, accrued research and development costs and related prepaid expenses, stock-based compensation, and the fair value of the warrant liability. Actual results could differ materially from those estimates.

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

Warrant Liability

In connection with the August 2026 Public Offering (see Note 7), the Company issued Common Stock Warrants that are classified as a liability in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. The Common Stock Warrants are not considered indexed to the Company’s own stock because their exercise price and the number of shares issuable are subject to adjustment upon a specified regulatory milestone, and they therefore do not meet the conditions for equity classification. The Common Stock Warrants are accounted for as derivative liabilities and are not designated as hedging instruments. The Company does not hold or issue derivative instruments for trading or risk management purposes. The warrant liability is recorded at fair value upon issuance and is remeasured to fair value at each reporting date, with changes in fair value recognized in the condensed consolidated statements of operations within change in fair value of warrant liability. Upon exercise, the warrant liability is remeasured to fair value and reclassified to additional paid-in capital; upon expiration, it is derecognized through earnings.

Pre-Funded Warrants

The Pre-Funded Warrants issued in the August 2026 Public Offering are classified within stockholders’ equity because they are indexed to the Company’s own stock, are settled in shares, and meet the equity classification conditions of ASC 815-40. The Pre-Funded Warrants are recorded in additional paid-in capital and are not subsequently remeasured.

Allocation of Proceeds and Issuance Costs

The Company allocated the gross proceeds of the August 2026 Public Offering first to the warrant liability at its fair value, with the residual proceeds allocated to the common stock and the Pre-Funded Warrants on a relative fair value basis. Offering costs were allocated between the liability-classified and equity-classified instruments in proportion to the allocated proceeds; the portion allocated to the warrant liability was expensed as incurred, and the portion allocated to the equity-classified instruments was recorded as a reduction of additional paid-in capital.

Cash, Cash Equivalents, and Marketable Securities

Management considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

The Company’s marketable debt securities have been classified and accounted for as available-for-sale. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term. The Company’s marketable debt securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive loss in stockholders’ equity. Premiums and discounts on marketable debt securities are amortized into earnings over the life of the security and recorded on the interest income, net line of the income statement. For the nine months ended September 30, 2026 and 2025, the Company recorded $1,200 and $2,258 of accretion, respectively.

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

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the circumstances present. The Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines the initial classification and measurement of its operating right-of-use (“ROU”) assets and operating lease liabilities at the lease commencement date, and thereafter if modified. The lease term includes any renewal options that the Company is reasonably certain to exercise. The Company’s policy is to not record leases with a lease term of 12 months or less on its balance sheets. The Company’s only existing lease recorded on the balance sheet is for office space.

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

Payments due under the lease agreement include fixed and variable payments. Variable payments relate to the Company’s share of the lessor’s operating costs associated with the underlying asset and are recognized when the event on which those payments are assessed occurs. Variable payments have been excluded from the lease liability and associated right-of-use asset. The Company’s lease does not contain residual value guarantees.

The interest rate implicit in lease agreements is typically not readily determinable, and as such, the Company utilizes the incremental borrowing rate to calculate lease liabilities, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, including shares issuable under the Company’s Pre-Funded Warrants (which are exercisable for nominal consideration). Diluted net loss per share reflects the potential dilution from outstanding stock options, unvested restricted stock, and common stock warrants, using the treasury stock and two-class methods. In periods of net loss, basic and diluted net loss per share are the same, as potentially dilutive securities are anti-dilutive.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, and marketable securities. Cash and cash equivalents were held at primarily two financial institutions. At times, such deposits may be in excess of insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company’s marketable securities are carried at fair value and include any unrealized gains and losses. The Company invests in high-credit-quality, investment-grade securities and limits the amount of credit exposure to any one issuer.

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

3. Fair Value Measurements

The Company’s financial instruments consist of money market funds, U.S. government debt securities, corporate debt securities, and Common Stock Warrants. Cash and cash equivalents include money market funds and corporate securities. Money market funds are measured at fair value on a recurring basis using quoted prices and are classified as Level 1. Corporate debt securities are measured at fair value based on inputs other than quoted prices that are derived from observable market data and are classified as Level 2 inputs. Marketable securities include corporate securities and government debt securities.

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

Government debt securities (excluding off-the-run treasury bills, which are classified as Level 2) are measured at fair value on a recurring basis using quoted prices and are classified as Level 1.

The Common Stock Warrants are classified within Level 3 of the fair value hierarchy because their fair values are based on significant inputs that are unobservable in the market. The fair value of the Common Stock Warrants as of September 30, 2026 was estimated using a Monte Carlo simulation model.

The following tables present the carrying amounts and fair values of the Company’s cash equivalents, available-for-sale securities, and warrant liability as of September 30, 2026, and December 31, 2025:

	As of September 30, 2026
	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Money market funds	$13,748	$—	$—	$13,748	$13,748	$—	$—
Corporate securities	77,451	1	(128)	77,324	—	77,324	—
Government securities	17,446	—	(40)	17,406	14,441	2,965	—
Total financial assets	$108,645	$1	$(168)	$108,478	$28,189	$80,289	$—

	As of December 31, 2025
	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Money market funds	$29,909	$—	$—	$29,909	$29,909	$—	$—
Corporate securities	30,636	12	(4)	30,644	—	30,644	—
Government securities	52,229	68	—	52,297	52,297	—	—
Total financial assets	$112,774	$80	$(4)	$112,850	$82,206	$30,644	$—

Liabilities measured at fair value on a recurring basis as of September 30, 2026
(in thousands)
	Total	Level 1	Level 2	Level 3
Warrant liability	$43,607	$—	$—	$43,607
Total liabilities	$43,607	$—	$—	$43,607

Cash Equivalents — As of September 30, 2026, the Company had aggregate cash and cash equivalents of $19,994, including cash equivalents of $19,957, consisting of money market funds and corporate securities. As of December 31, 2025, the Company had aggregate cash and cash equivalents of $37,983, including cash equivalents of $29,909, consisting of money market funds and government securities and $7,981 in corporate securities.

Marketable Securities — Marketable securities of $88,521 as of September 30, 2026, consisted of corporate debt securities of $71,115 and government debt securities of $17,406. There were $82,566 current marketable securities and $5,955 noncurrent marketable securities as of September 30, 2026. Marketable securities of $74,960 as of December 31, 2025, consisted of corporate debt securities of $22,663 and government debt securities of $52,298. There were $74,960 of current marketable securities and no noncurrent marketable securities as of December 31, 2025.

As of September 30, 2026, and December 31, 2025, the unrealized losses on available-for-sale securities were primarily attributable to changes in interest rates rather than credit quality, and the Company did not intend to sell, nor was it more likely than not that it would be required to sell, these securities before recovery of their amortized cost basis. Accordingly, no allowance for credit losses was recorded.

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

Warrant Liabilities - On September 2, 2026, the Company completed the August 2026 Public Offering, at which time the Company issued Common Stock Warrants to purchase an aggregate of 41,955,000 shares of common stock of the Company.

The initial exercise price of the Common Stock Warrants is $1.21 per share of common stock. Beginning on the date of the Company’s initial public announcement of the decision by the FDA regarding the acceptance for review of the Company’s New Drug Application (“NDA”) for rezatapopt for the treatment of patients with platinum-resistant/refractory ovarian cancer harboring a TP53 Y220C mutation (the “NDA Acceptance Announcement”), the exercise price of the Common Stock Warrants will be reduced to the greater of (i) 33% of the initial exercise price of the Common Stock Warrants and (ii) the lesser of (x) the then exercise price and (y) the volume weighted average price of the common stock for the five trading day period beginning the trading day following the NDA Acceptance Announcement (the “Reset Exercise Price”). If the exercise price is reduced to the Reset Exercise Price, the number of shares issuable pursuant to the Common Stock Warrant will be increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price to the Reset Exercise Price, shall be equal to the aggregate exercise price immediately prior to the date of the NDA Acceptance Announcement.

The Company evaluated the Common Stock Warrants under ASC 815-40 and determined that the Reset Exercise Price provision precludes the Common Stock Warrants from being considered indexed to the Company’s own stock because the adjustment is triggered by a regulatory milestone and the settlement amount varies based on factors that are not inputs to the fair value of a fixed-for-fixed option on the Company’s common stock. Accordingly, the Common Stock Warrants are classified as a Level 3 liability and are measured at fair value at each reporting date, with changes in fair value recognized in earnings.

The following table presents changes in Level 3 liabilities measured at fair value from the measurement date through September 30, 2026:

Change in fair value of warrant liability (Level 3)

(in thousands)	Warrant Liability
Balance at initial recognition (September 2, 2026)	$30,826
Change in fair value recognized in earnings	12,781
Exercises	—
Balance at September 30, 2026	$43,607

The change in fair value of $12,781 relates to the warrant liability held at September 30, 2026 and is included in change in fair value of warrant liability in the condensed consolidated statements of operations.

The Company estimates the fair value of the warrant liability using a Monte Carlo simulation model. Management determines the significant unobservable inputs used in the model and reviews the model and the resulting fair value measurement each reporting period. The significant unobservable input used in the fair value measurement of the warrant liability is expected volatility. There were no transfers into or out of Level 3 during the period. The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement date and as of September 30, 2026:

Key inputs — warrant liability
Input	At issuance (September 2, 2026)	At September 30, 2026
Expected volatility	80.0%	80.0%
Common stock price	$1.21	$1.67
Exercise price	$1.21	$1.21
Expected term (in years)	0.9 - 5.0	0.8 - 4.9
Risk-free interest rate	4.49%	5.09%
Expected dividend yield	0%	0%

Expected volatility is based on the historical volatility of the Company’s common stock over a five-year lookback period. The common stock price is the closing price on the measurement date and the risk-free rate is the U.S. Treasury constant

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

maturity yield for a commensurate term. The expected term ranges from the earliest assumed exercise date, which reflects Management’s estimated timing of the NDA Acceptance Announcement, to the Common Stock Warrants’ contractual expiration. The Common Stock Warrants permit the Company, following the NDA Acceptance Announcement, to require holders to exercise up to 50% of the warrants for cash. The Monte Carlo simulation assumes the Company exercises this right shortly after the NDA Acceptance Announcement, unless the Company’s common stock price at that time is below the minimum Reset Exercise Price (33% of the initial exercise price). Refer to Note 7 for the contractual terms to exercise the Common Stock Warrants.

The fair value of the warrant liability is most sensitive to the Company’s common stock price and expected volatility. Holding other inputs constant, as of September 30, 2026, a 10% increase (decrease) in the Company’s common stock price would have increased (decreased) the fair value of the warrant liability by approximately $5.7 million ($5.1 million), respectively, and a 10-percentage-point increase (decrease) in expected volatility would have increased (decreased) the fair value by approximately $3.4 million ($3.1 million), respectively.

4. Property and Equipment, Net

	September 30, 2026	December 31, 2025
Machinery & equipment	$1,410	$1,447
Computers	13	13
Furniture & fixtures	23	23
Leasehold improvements	36	81
Total property and equipment	1,482	1,564
Less: Accumulated depreciation	(1,351)	(1,327)
Property and equipment, net	$131	$237

Depreciation expense for the three months ended September 30, 2026 and 2025 was $23 and $32, respectively. Depreciation expense for the nine months ended September 30, 2026 and 2025 was $81 and $100, respectively.

5. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2026	December 31, 2025
Accrued compensation	$4,126	$4,532
Accrued research and development costs	3,877	3,130
Accrued legal and professional services	910	195
Total	$8,913	$7,857

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

In September 2026, the Company entered into a 12-month office space agreement at 100 Walnut Avenue, Suite 210, in Clark, New Jersey, commencing on October 1, 2026. Total contractual payments under the agreement are approximately $11 over the contractual term. Given the termination provisions in the agreement, the Company concluded that the arrangement qualifies for the short-term lease exemption under ASC 842 and, accordingly, will not recognize a right-of-use asset or lease liability upon commencement. Costs incurred under the agreement will be expensed as incurred on a monthly basis.

The components of lease cost for the three and nine months ended September 30, 2026 and 2025, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Operating lease cost	$82	$118	269	$353
Variable lease cost	—	20	18	54
Short-term lease cost	—	—	100	—
Total lease cost	$82	$138	$387	$407

Amounts reported in the balance sheet for leases where the Company is the lessee as of September 30, 2026, and December 31, 2025, are as follows:

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

Operating Leases	September 30, 2026	December 31, 2025
Right-of-use assets, operating leases	$133	$801

Operating lease liabilities, current	$138	$403
Operating lease liabilities, non-current	—	435
Total operating lease liabilities	$138	$838

Weighted-average remaining lease term (years)	0.42	2.76
Weighted-average discount rate	13.70%	13.70%

Other information related to leases for the nine months ended September 30, 2026 and 2025, respectively, are as follows:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash paid for amounts included in the measurement of lease liabilities	$277	$360
Leased assets (derecognized) obtained in exchange for new or modified operating lease liabilities	(432)	—

Future minimum lease payments, net of reimbursements, remaining as of September 30, 2026, under operating leases by fiscal year were as follows:

Fiscal year
2026	84
2027	56
2028	—
2029	—
Thereafter	—
Total minimum lease payments	$140
Less: Amounts representing imputed interest	(2)
Present value of lease liabilities	$138

Rent expense recorded during the three months ended September 30, 2026 and 2025 was $82 and $118, respectively. Rent expense recorded during the nine months ended September 30, 2026 and 2025 was $269 and $353 respectively.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when future expenditures are probable and such expenditures can be reasonably estimated.

7. Stockholders’ Equity

The Company is authorized to issue up to 1,000,000,000 shares of common stock with a par value of $0.00001 per share and 5,000,000 shares of preferred stock with a par value of $0.00001 per share. At September 30, 2026 and December 31, 2025, there were 75,534,742 and 53,331,766 shares of common stock issued and outstanding, respectively.

Common stockholders are entitled to receive dividends if and when declared by the board of directors subject to the rights of any preferred stockholders. As of September 30, 2026, no dividends on common stock had been declared by the Company.

ATM Program

On October 4, 2021, the Company entered into an at-the-market offering program (the “ATM Program”) pursuant to which, the Company may offer and sell shares of its common stock having aggregate gross sales proceeds of up to $150.0

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

million from time to time. During the three and nine months ended September 30, 2026, the Company did not sell any shares of its common stock under the ATM Program. The continuous offering under the prospectus supplement dated November 27, 2024 related to the ATM Program was terminated on August 31, 2026.

August 2026 Public Offering

On September 2, 2026, the Company completed the August 2026 Public Offering, at which time the Company issued 22,055,000 shares of common stock, Pre-Funded Warrants to purchase an aggregate of 19,900,000 shares of common stock, and accompanying Common Stock Warrants to purchase an aggregate of 41,955,000 shares of common stock. Each share of common stock, together with one Common Stock Warrant, was offered and sold at a combined price of $1.21, and each Pre-Funded Warrant, together with one Common Stock Warrant, was offered and sold at a combined price of $1.20999. Each Pre-Funded Warrant has an initial exercise price of $0.00001 per share, subject to certain adjustments. The pre-funded warrants and common stock warrants entitle their holders to participate in any dividend or other distribution of the Company’s assets to holders of common stock on an as-exercised basis, without regard to limitations on exercise. Participation is subject to the holder’s beneficial ownership limitation of 4.99% (or 9.99%), with any excess held in abeyance until it may be received without exceeding that limitation. Warrant holders have no voting or other rights of a common stockholder until exercise.

The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The Common Stock Warrants are immediately exercisable and expire on September 2, 2031. The initial exercise price of the Common Stock Warrants is $1.21 per share of common stock, subject to certain adjustments. In addition, beginning on the date of the NDA Acceptance Announcement, the exercise price of the Common Stock Warrants will be reduced to the Reset Exercise Price. If the exercise price of the Common Stock Warrants is reduced to the Reset Exercise Price, the number of shares of common stock issuable pursuant to the Common Stock Warrant shall be increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price to the Reset Exercise Price, shall be equal to the aggregate exercise price immediately prior to the date of the NDA Acceptance Announcement.

To the extent that the NDA Acceptance Announcement relates to a positive decision of the FDA to accept the NDA, then during the period beginning on the 30th calendar day following the date of the NDA Acceptance Announcement and ending on the 60th calendar day following the date of the NDA Acceptance Announcement, the holders of Common Stock Warrants may be required, at the Company’s option, to exercise up to 50% of their Common Stock Warrants for cash (the “Mandatory Exercise”). Any common stock warrant which has not been exercised pursuant to the Mandatory Exercise shall become null and void and the rights of the holder of the Common Stock Warrant to exercise such Common Stock Warrant shall lapse. Upon the occurrence of certain fundamental transactions, holders of the Common Stock Warrants may have the right to require cash settlement based on the Black-Scholes value of the warrants. The Company may not effect the exercise of any warrant to the extent that, after giving effect to the exercise, the holder would beneficially own more than 4.99% or 9.99%, as applicable, of the Company’s outstanding common stock. After underwriting discounts, commissions and offering expenses, the Company received net proceeds from the public offering of $46.9 million. No Pre-Funded Warrants or Common Stock Warrants have been exercised as of September 30, 2026.

The Company determined that the common stock and Pre-Funded Warrants met the criteria for equity classification, while the Common Stock Warrants were classified as a liability under ASC 815-40 and are measured at fair value at each reporting date, with changes in fair value recognized in earnings. The warrant liability was initially recognized at its fair value of $30.8 million on the closing date of the offering, and the remaining proceeds were allocated between the common stock and Pre-Funded Warrants based on their relative fair values. Issuance costs were allocated to the liability- and equity-classified instruments in proportion to the proceeds allocated to each instrument. Of the $3.9 million of issuance costs, approximately $2.3 million was allocated to the warrant liability and expensed immediately within other income (expense) on the condensed consolidated statements of operations, while approximately $1.5 million was allocated to the equity-classified instruments and recorded as a reduction of additional paid-in capital. See Note 3, Fair Value Measurements, for additional information regarding the accounting for and fair value measurement of the warrant liability.

8. Stock Plan

2020 Equity Incentive Plan

The 2020 Equity Incentive Plan (the “2020 Plan”) was approved by the Company’s board of directors on September 24, 2020. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares of common stock initially reserved for

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

issuance under the 2020 Plan was 4,406,374, which shall be increased, upon approval by the Company’s board of directors, on January 1, 2021 and each January 1 thereafter, in an amount equal to the least of (i) 4,406,374 shares of common stock, (ii) five percent (5%) of the outstanding common stock on the immediately preceding December 31, or (iii) such number of common stock determined by the board of directors no later than the immediately preceding December 31. For 2026, the compensation committee of the Company’s board of directors, as the 2020 Plan administrator, exercised its discretion under clause (ii) to increase the number of shares of common stock reserved for issuance under the 2020 Plan by 2,666,470 shares, effective as of January 1, 2026. As of September 30, 2026, there were 2,591,410 shares available for issuance under the 2020 Plan.

On January 18, 2024, the Company granted 952,665 RSUs to employees VP-level or higher, pursuant to an employee retention program approved by the compensation committee of the Company’s board of directors. As of September 30, 2026 such RSUs were fully vested and common stock was issued upon settlement of the RSUs.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was approved by the Company’s board of directors on September 24, 2020. A total of 400,752 shares of common stock were initially reserved for issuance under this plan, which shall be increased, upon approval by the Company’s board of directors, on January 1, 2021 and each January 1 thereafter, to the lesser of (i) 801,504 shares of common stock, (ii) 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the board of directors or any of its committees no later than the last day of the immediately preceding fiscal year. For 2026, the Company’s board of directors waived the annual increase to the shares reserved under the 2020 ESPP. As of September 30, 2026, 740,081 shares are issued or outstanding, and there were 1,033,530 shares available for issuance, under the 2020 ESPP.

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

The following table summarizes option activity for the nine-month period ended September 30, 2026:

	Options Outstanding
			Weighted-
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual Life	Value
	Options	Price	(in years)	(in 000s)
Balances at December 31, 2025	11,990,688	$2.43	7.74	$86
Options granted	4,530,865	$1.48
Options forfeited / cancelled	(117,680)	$1.98
Options exercised	(19,310)	$1.37
Balances at September 30, 2026 (unaudited)	16,384,563	$2.17	7.70	$2,855
At September 30, 2026
Vested and expected to vest	16,384,563	$2.17	7.70	$2,855
Exercisable	7,994,229	$2.90	6.59	$1,043

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

At September 30, 2026, the total compensation cost related to nonvested awards not yet recognized was $11,269. The weighted-average period over which the nonvested awards is expected to be recognized was 2.6 years.

The Company estimated the fair value of the options using the Black-Scholes options valuation model. The fair value of the options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value was estimated using the following assumptions:

	For the Nine Months Ended September 30,
	2026	2025
Risk-free interest rate	3.82% - 5.12%	3.89% - 4.48%
Expected life (in years)	5.00 - 6.26	5.50 - 6.25
Dividend yield	0%	0%
Expected volatility	76.94% - 77.77%	78.67% - 80.22%

The weighted average assumptions used to estimate the fair value of stock purchase rights under the 2020 ESPP are as follows:

	For the Nine Months Ended September 30,
	2026	2025
Risk-free interest rate	3.75%	4.33%
Expected life (in years)	0.5	0.5
Dividend yield	0%	0%
Expected volatility	77.77%	78.67%

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

Restricted Stock Units

For the quarter ending September 30, 2026, no RSU awards were granted, vested, or unvested. As of September 30, 2026 there was no unrecognized compensation cost related to RSUs that are expected to vest.

Stock-based compensation expense recorded under ASC 718 related to stock options granted and common stock issued under the 2020 ESPP were allocated to research and development and general and administrative expense as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$735	$615	$2,069	$1,992
General and administrative	870	768	2,470	2,567
Total stock-based compensation	$1,605	$1,383	$4,539	$4,559

Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows:

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	$1,572	$1,350	$4,441	$3,840
Restricted stock units	—	—	—	559
Employee stock purchase plan	33	33	98	160
Total stock-based compensation	$1,605	$1,383	$4,539	$4,559

9. Income Taxes

The Company’s effective tax rates were 0% and 0% for the three months ended September 30, 2026 and 2025, respectively.

During the three and nine months ended September 30, 2026 and 2025, the Company recorded a full valuation allowance on federal and state net deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

The State of New Jersey’s Technology Business Tax Certificate Program allows certain high technology and biotechnology companies to sell unused net operating loss (“NOL”) carryforwards and R&D tax credits to other New Jersey-based corporate taxpayers. For the nine months ended September 30, 2026, the Company did not receive any benefit for income taxes. For the nine months ended September 30, 2025, the Company received a benefit for income taxes of $2,196. As of September 30, 2026, the Company received a total of $18,372 of cash for the NOL and R&D tax credit sales related to the tax years ended December 31, 2015 to 2023.

10. Net Loss per Share

The Company excluded all outstanding stock options and RSUs at each period end from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect. The following common stock equivalents were excluded from the calculation of diluted net loss per share:

	As of September 30,
	2026	2025
Options to purchase common stock	16,384,563	12,211,331
Expected shares to be purchased under 2020 ESPP	12,659	33,006
Common Stock Warrants	41,955,000	-
Total	58,352,222	12,244,337

Shares of the Company’s common stock underlying the Pre-Funded Warrants are included in the calculation of basic and diluted net loss per share.

11. Related Parties

The Company has consulting agreements with two members of its board of directors. Total consulting fees paid during the three months ended September 30, 2026 and 2025 were $30 and $50, respectively. Total consulting fees paid during the nine months ended September 30, 2026 and 2025 were $90 and $150, respectively. There were no amounts owed under the consulting agreements as of September 30, 2026.

12. Segment Information

The Company has viewed its operations and manages its business as one operating and reporting segment. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the Company’s chief operating decision maker (“CODM”) to make decisions with respect to resource allocation and assessment of performance. The Company’s CODM is its Chief Executive Officer (the “CEO”), who reviews and

PMV Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

evaluates consolidated net loss from operations for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods. The determination of a single segment is consistent with the financial information regularly reviewed by the CEO.

The CEO regularly reviews the condensed consolidated statement of operations and a disaggregation of operating expenses, of which the significant expenses are related to research and development. The following table represents the significant segment expenses regularly provided to the CEO:

	For the Nine Months Ended September 30,
	2026	2025
Research and Development
Research	$1,899	$4,016
Development	31,009	37,611
Personnel related	11,092	10,431
Stock-based compensation	2,069	1,992
Total research and development	46,069	$54,050
General and administrative
Personnel related	$4,564	$4,239
Stock-based compensation	2,470	2,566
External	4,860	6,109
Total general and administrative	11,894	12,914
Loss from Operations	$57,963	$66,964

13. Subsequent Event

The Company has evaluated subsequent events through November 10, 2026, the date these financial statements were issued. The Company determined that there were no subsequent events that required adjustment to or disclosure in the financial statements.

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

Since our formation in March 2013, we have devoted substantially all of our time and efforts to performing research and development activities, advancing our lead product candidate toward regulatory approval, and raising capital. We are not profitable and have incurred losses in each year since our inception. During the three and nine months ended September 30, 2026, the Company incurred net losses of $34.4 million and $70.5 million, respectively. As of September 30, 2026, we had an accumulated deficit of $517.0 million. We do not currently have any product candidates approved for sale, and we continue to incur significant research and development and general and administrative expenses related to our operations. We initiated a Phase 1/2 clinical trial, PYNNACLE, in October 2020 for our lead product candidate, rezatapopt. Our strategy is to seek approval under an accelerated pathway, and we believe the Phase 2 portion of the PYNNACLE clinical trial has the potential to serve as a pivotal study. In October 2020, we were granted FDA Fast Track designation of rezatapopt for the treatment of patients with locally advanced or metastatic solid tumors that have a p53 Y220C mutation. In July 2023, we met with the FDA at an End of Phase 1 meeting where alignment was obtained on the recommended Phase 2 dose and key elements of the single arm, Phase 2 registrational portion of the PYNNACLE study. In October 2023, we presented our updated Phase 1 clinical data for rezatapopt at the 2023 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics Annual Meeting. We dosed our first patient in the pivotal Phase 2 monotherapy portion of the PYNNACLE study in the first quarter of 2024. In September 2025, we announced interim data from the Phase 2 pivotal portion of the PYNNACLE clinical trial, which was updated in October 2025 in a late-breaking oral presentation and poster presentation at the 2025 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics Meeting. In March 2026, rezatapopt was granted Orphan Drug Designation, or ODD, from the FDA for the treatment of TP53 Y220C positive ovarian cancer, fallopian tube cancer, and primary peritoneal cancer. In April 2026, we presented interim ovarian cancer data from the Phase 2 pivotal portion of the PYNNACLE clinical trial, in an oral presentation at the 2026 Society of Gynecologic Oncology Meeting. Enrollment of platinum-resistant/refractory ovarian cancer patients for the primary analysis in the Phase 2 monotherapy portion of the study has been completed. We plan to submit our initial New Drug Application, or NDA, via accelerated approval for platinum resistant/refractory ovarian cancer in the first quarter of 2027.

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

On September 2, 2026, we completed the August 2026 Public Offering of 22,055,000 shares of common stock and, in lieu of common stock to certain investors, Pre-Funded Warrants to purchase 19,900,000 shares of common stock, together with accompanying Common Stock Warrants to purchase an aggregate of 41,955,000 shares of common stock, for gross proceeds of approximately $50.8 million and net proceeds of approximately $46.9 million, after deducting underwriting discounts and commissions and offering expenses.

Management previously determined that there was substantial doubt as to our ability to continue as a going concern. In assessing our ability to continue as a going concern management carefully evaluated the conditions and events that may raise substantial doubt about our ability to continue operations for one year from the filing of this Quarterly Report. This evaluation considered several factors, including our current financial condition and available liquidity resources, which now include the proceeds from the August 2026 Public Offering. Management believes that our cash, cash equivalents, and marketable securities of $108.5 million as of September 30, 2026, which include the net proceeds from the August 2026 Public Offering, will be sufficient to fund our planned operations for at least one year from the date of this Quarterly Report and, as a result, has concluded that there is no longer substantial doubt about our ability to continue as a going concern. For additional information, see “Note 1 — Formation and Business of the Company— Liquidity and Going Concern”

We plan to continue to use third-party service providers, including clinical research organizations, or CROs, and contract manufacturing organizations, or CMOs, to carry out our preclinical and clinical development and to manufacture and supply the materials to be used during the development and commercialization of our product candidates. We do not currently have a sales force or commercial infrastructure, and we will need to develop these capabilities, or contract with third parties to perform these functions, to commercialize any product candidate that receives regulatory approval.

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

Change in Fair Value of Warrant Liability and Offering Costs Allocated to Warrant Liability

Change in fair value of warrant liability consists of the remeasurement to fair value, at each reporting date, of the Common Stock Warrants issued in the August 2026 Public Offering, which are classified as a liability. Offering costs allocated to warrant liability consist of the portion of the August 2026 Public Offering issuance costs allocated to the liability-classified Common Stock Warrants, which were expensed upon issuance.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025.

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,
Statement of operations data:	2026 (Unaudited)	2025 (Unaudited)	Change
Operating expenses:
Research and development	$16,063	$18,210	$(2,147)
General and administrative	4,000	4,312	(312)

Total operating expenses	20,063	22,522	(2,459)

Loss from operations	(20,063)	(22,522)	2,459
Other income (expense):
Interest income, net	830	1,480	(650)
Other expense, net	(21)	(23)	2
Change in fair value of warrant liability	(12,781)	—	(12,781)
Offering costs allocated to warrant liability	(2,344)	—	(2,344)

Total other (expense) income, net	(14,316)	1,457	(15,773)

Loss before benefit from income taxes	(34,379)	(21,065)	(13,314)
Benefit from income taxes	(7)	(6)	(1)

Net loss	$(34,372)	$(21,059)	$(13,313)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Three Months Ended September 30,
Statement of operations data:	2026 (Unaudited)	2025 (Unaudited)	Change
Research	$412	$1,445	$(1,033)
Development	11,658	12,737	(1,079)
Personnel related	3,258	3,413	(155)
Stock-based compensation	735	615	120
Total	$16,063	$18,210	$(2,147)

Research and development expenses were $16.1 million for the three months ended September 30, 2026, compared to $18.2 million for the three months ended September 30, 2025. The decrease of $2.1 million, compared to the three months ended September 30, 2025, was primarily due to the following:

•
$2.1 million decrease in research and development expenses largely driven by decreased contract research organization costs for advancing our lead product candidate, rezatapopt.;

General and Administrative Expenses

General and administrative expenses were $4.0 million for the three months ended September 30, 2026, compared to $4.3 million for the three months ended September 30, 2025. The decrease of $0.3 million, compared to the three months ended September 30, 2025, was primarily due to the following:

•
$0.7 million decrease in finance and legal support expenses, driven by lower legal fees, including patent-related legal fees, and lower administrative consulting and audit fees; partially offset by
•
$0.3 million increase in personnel expenses driven by higher salaries, bonus and stock-based compensation costs, and $0.1 million increase in facility and equipment expenses.

Interest Income, Net

Interest income, net primarily consists of interest income from our interest-bearing cash, cash equivalents, and marketable securities and interest costs related to accretion and amortization of discounts and premiums on marketable securities. Interest income, net was $0.8 million for the three months ended September 30, 2026, compared to $1.5 million for the three months ended September 30, 2025. The decrease of $0.7 million was driven by decreased average invested balances in marketable securities and U.S. treasuries during the three months ended September 30, 2026.

Change in Fair Value of Warrant Liability and Offering Costs Allocated to Warrant Liability

For the three months ended September 30, 2026, we recognized a loss of $12.8 million from the change in fair value of the warrant liability, primarily driven by the increase in our common stock price from $1.21 per share at issuance on September 2, 2026 to $1.67 per share as of September 30, 2026. We also recognized $2.3 million of offering costs allocated to the warrant liability, which were expensed upon issuance. There were no comparable amounts for the three months ended September 30, 2025, as the warrants were issued in connection with the August 2026 Public Offering.

Comparison of the Nine Months Ended September 30, 2026 and 2025.

The following table summarizes our results of operations (in thousands):

	Nine Months Ended September 30,
Statement of operations data:	2026 (Unaudited)	2025 (Unaudited)	Change
Operating expenses:
Research and development	$46,069	$54,050	$(7,981)
General and administrative	11,894	12,914	(1,020)

Total operating expenses	57,963	66,964	(9,001)

Loss from operations	(57,963)	(66,964)	9,001
Other income (expense):
Interest income, net	2,598	5,105	(2,507)
Other expense, net	(10)	(44)	34
Change in fair value of warrant liability	(12,781)	—	(12,781)
Offering costs allocated to warrant liability	(2,344)	—	(2,344)

Total other (expense) income, net	(12,537)	5,061	(17,598)

Loss before benefit from income taxes	(70,500)	(61,903)	(8,597)
Benefit from income taxes	(4)	(2,198)	2,194

Net loss	$(70,496)	$(59,705)	$(10,791)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Nine Months Ended September 30,
Statement of operations data:	2026 (Unaudited)	2025 (Unaudited)	Change
Research	$1,899	$4,016	$(2,117)
Development	31,009	37,611	(6,602)
Personnel related	11,092	10,431	661
Stock-based compensation	2,069	1,992	77
Total	$46,069	$54,050	$(7,981)

Research and development expenses were $46.1 million for the nine months ended September 30, 2026, compared to $54.1 million for the nine months ended September 30, 2025. The decrease of $8.0 million, compared to the nine months ended September 30, 2025, was primarily due to the following:

•
$8.7 million decrease in research and development expenses largely driven by decreased contract research organization costs for advancing our lead product candidate, rezatapopt; offset by
•
$0.7 million increase in personnel related expenses.

General and Administrative Expenses

General and administrative expenses were $11.9 million for the nine months ended September 30, 2026, compared to $12.9 million for the nine months ended September 30, 2025. The decrease of $1.0 million, compared to the nine months ended September 30, 2025, was primarily due to the following:

•
$1.2 million decrease in finance and legal support expenses, driven by lower legal fees, including patent-related legal fees, and lower administrative consulting and audit fees; partially offset by
•
$0.2 million increase in personnel expenses, driven by higher salaries, bonus and stock-based compensation costs, and $0.1 million increase in facility and equipment expenses.

Interest Income, Net

Interest income, net primarily consists of interest income from our interest-bearing cash, cash equivalents, and marketable securities and interest costs related to accretion and amortization of discounts and premiums on marketable securities. Interest income, net was $2.6 million for the nine months ended September 30, 2026, compared to $5.1 million for the nine months ended September 30, 2025. The decrease of $2.5 million compared to the nine months ended September 30, 2025, was driven by decreased average invested balances in marketable securities and U.S. treasuries during the nine months ended September 30, 2026.

Change in Fair Value of Warrant Liability and Offering Costs Allocated to Warrant Liability

For the nine months ended September 30, 2026, we recognized a loss of $12.8 million from the change in fair value of the warrant liability and $2.3 million of offering costs allocated to the warrant liability, all of which were recognized during the three months ended September 30, 2026, as discussed above. There were no comparable amounts for the nine months ended September 30, 2025.

Income Tax Benefit

The State of New Jersey’s Technology Business Tax Certificate Program allows certain high technology and biotechnology companies to sell NOL carryforwards and R&D tax credits to other New Jersey-based corporate taxpayers. As of September 30, 2025, we received $18.4 million of cash for the NOL and R&D tax credit sales related to the tax years ended December 31, 2015 to 2023. The sale of the NOLs and R&D tax credits have been recorded as an income tax benefit within the condensed consolidated statement of operations. As of September 30, 2025, we had reached the sale limit established by the program. For the nine months ended September 30, 2025 we received a benefit for income taxes of $2.2 million. We did not receive any benefit for income taxes for the nine months ended September 30, 2026.

Liquidity and Capital Resources

Our financial condition is summarized as follows (in thousands):

	As of September 30,	As of December 31,
	2026	2025	Change
Financial assets:
Cash and cash equivalents	$19,994	$37,983	$(17,989)
Marketable securities – current	82,566	74,960	7,606
Marketable securities – noncurrent	5,955	—	5,955
Total financial assets	$108,515	$112,943	$(4,428)

Working capital:
Current assets	$104,894	$115,227	$(10,333)
Current liabilities	(10,689)	(11,415)	726
Total working capital	$94,205	$103,812	$(9,607)

Sources of Liquidity

Since our inception, we have not generated any revenue from any product sales or any other sources and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates. Even if the Company's drug development and commercialization efforts are successful, it is uncertain when, if ever, the Company will realize revenue from any product sales. As of September 30, 2026, we had cash, cash equivalents, and marketable securities of $108.5 million and an accumulated deficit of $517.0 million. We have financed our operations primarily through issuance and sales of our equity securities, including the August 2026 Public Offering.

On October 4, 2021, we entered into an at-the-market equity offering program with Jefferies LLC, or the ATM Program, pursuant to which we may sell up to $113.8 million of common stock. During the three and nine months ended September 30, 2026, we did not sell any shares of our common stock pursuant to the ATM Program. The continuous offering under the prospectus supplement dated November 27, 2024 related to the ATM Program was terminated on August 31, 2026. In September 2026, we completed the August 2026 Public Offering for gross proceeds of approximately $50.8 million and net proceeds of approximately $46.9 million, after deducting underwriting discounts and commissions and offering expenses.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with CROs and other vendors to assist in the performance of our research and development activities and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts.

In August 2024, we signed two subleases, one for 14,201 square feet of office space at 400 Alexander Park Drive, Suite 301, in Princeton, New Jersey, to be used as our new headquarters, or the 400 Alexander Sublease, and the other for 3,205 square feet of office and laboratory space at 311 Pennington Rocky Hill in Hopewell, New Jersey, to be used for our new laboratory space, or the 311 Pennington Sublease. The 400 Alexander Sublease term extends until February 28, 2027. Amounts related to future lease payments for 400 Alexander Sublease as of September 30, 2026 totaled $0.1 million, all of which is to be paid within the next 12 months. In March 2026, the 311 Pennington Sublease was terminated by the sublessor and we recorded a net gain of approximately $24 thousand, which was recognized in General and Administrative expense.

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

Due to our significant research and development expenditures, we have generated substantial operating losses in each period since inception. We have incurred an accumulated deficit of $517.0 million through September 30, 2026. We expect to incur substantial additional losses in the future. For the nine months ended September 30, 2026 and 2025, our cash operating expenditures were $52.4 million and $56.4 million, respectively. Based on our research and development plans, we expect that our cash, cash equivalents, and marketable securities as of September 30, 2026 will be sufficient to fund our planned operations into the first quarter of 2028.

We have based this estimate on assumptions that may prove to be wrong, however, and we could use our capital resources sooner than we expect.

The timing and amount of our operating expenditures will depend largely on:

•
the timing and progress of preclinical, clinical development, and commercial preparatory activities;
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

Cash Flows

The following table summarizes our cash flows for the period indicated (in thousands):

	Nine Months Ended September 30,
	2026 (Unaudited)	2025 (Unaudited)
Cash used in operating activities	$(52,440)	$(56,388)
Cash (used in) provided by investing activities	(12,601)	51,728
Cash provided by financing activities	47,048	113
Impact of exchange rates on cash and cash equivalents	4	8
Net increase (decrease) in cash and cash equivalents	$(17,989)	$(4,539)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026, was $52.4 million, which consisted primarily of net loss of $70.5 million partially offset by non-cash charges of $18.5 million. Changes in our net operating assets decreased operating cash by $0.5 million. The non-cash charges primarily consisted of the change in fair value of the warrant liability of $12.8 million, stock-based compensation of $4.5 million, offering costs allocated to the warrant liability of $2.3 million, and depreciation of $0.1 million, partially offset by accretion of discounts on marketable securities of $1.2 million. The change in our net operating assets and liabilities was primarily due to decrease in outstanding payables, partially offset by an increase in accrued expenses.

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

Investing Activities

Our investing activities used $12.6 million of cash during the nine months ended September 30, 2026, which consisted primarily of purchases of marketable securities of $78.6 million, offset by maturities of marketable securities of $66.0 million.

Our investing activities provided $51.7 million of cash during the nine months ended September 30, 2025, which consisted primarily of maturities of marketable securities of $118.9 million, partially offset by purchases of marketable securities of $67.2 million.

Financing Activities

Our financing activities provided $47.0 million of cash during the nine months ended September 30, 2026. This consisted of $46.9 million of net proceeds from the August 2026 Public Offering and $0.1 million of proceeds from the exercise of stock options.

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

We believe that the accounting policies described below involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of our operations. During the nine-month period ended September 30, 2026, there were no material changes to our critical accounting policies from those described in our audited consolidated financial statements for the year ended December 31, 2025, included in our Annual Report on Form 10-K filed with the SEC on March 6, 2026, except as noted below.

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

Warrant Liability

In connection with the August 2026 Public Offering, we issued Common Stock Warrants that are classified as a liability because their exercise price and the number of shares issuable upon exercise are subject to adjustment following the NDA Acceptance Announcement and, therefore, they do not meet the conditions for equity classification under ASC 815-40. The warrant liability is recorded at fair value upon issuance and is measured at each reporting date, with changes in fair value recognized in our condensed consolidated statements of operations within change in fair value of warrant liability.

We estimate the fair value of the warrant liability using a Monte Carlo simulation model. The significant unobservable (Level 3) input used in the model is expected volatility. The model also uses our common stock price, the exercise price, the expected term, the risk-free interest rate and the expected dividend yield. The expected term ranges from the earliest assumed exercise date, which reflects our estimate of the timing of the NDA Acceptance Announcement, to the contractual expiration of the Common Stock Warrants. Following the NDA Acceptance Announcement, and subject to specified conditions, we may require holders to exercise up to 50% of the Common Stock Warrants for cash. The model assumes we exercise this right shortly after the NDA Acceptance Announcement, unless our common stock price at that time is below 33% of the initial exercise price. As of September 30, 2026, the warrant liability was $43.6 million.

The fair value of the warrant liability is most sensitive to our common stock price and expected volatility. Holding other inputs constant, as of September 30, 2026, a 10% increase (decrease) in our common stock price would have increased (decreased) the fair value of the warrant liability by approximately $5.7 million ($5.1 million), and a 10-percentage-point increase (decrease) in expected volatility would have increased (decreased) the fair value by approximately $3.4 million ($3.1 million). Changes in these inputs could result in significant changes in the fair value of the warrant liability and in our results of operations in future periods.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 of the notes to our unaudited condensed consolidated financial statements for the nine months ended September 30, 2026 included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks.

We had cash, cash equivalents, and marketable securities of $108.5 million as of September 30, 2026. The Company’s cash equivalents consist of interest-bearing U.S. government securities, money market funds, and corporate debt securities. Our exposure due to changes in interest rates is not material due to the nature and amount of our money-market funds and marketable securities.

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

We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

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

Item 1A. Risk Factors.

There have been no material changes to the Company’s risk factors as set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 6, 2026, as supplemented by our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2026, as filed with the SEC on May 12, 2026 and for the quarter ended June 30, 2026, as filed with the SEC on August 14, 2026, which are hereby incorporated by reference. You should carefully review and consider the information regarding such risk factors and the risks and uncertainties described elsewhere in this report which could materially affect our business, financial condition or future prospects.

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

(c) Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39539	3.1	September 29, 2020

3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-39539	3.3	May 10, 2023

4.1	Form of Pre-Funded Warrant.	8-K	001-39539	4.1	August 31, 2026

4.2	Form of Common Stock Warrant.	8-K	001-39539	4.2	August 31, 2026

31.1+	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

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

PMV Pharmaceuticals, Inc.

Date: November 10, 2026	By:	/s/ David H. Mack
David H. Mack, Ph.D.
President, Chief Executive Officer, and Director
(Principal Executive Officer)

PMV Pharmaceuticals, Inc.

Date: November 10, 2026	By:	/s/ Michael Carulli
Michael Carulli
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)